Form 10-K
period 1994-01-01
CONTROL DATA SYSTEMS INC
filed 1994-03-24
CIK 887309

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

(MARK ONE)

_X_ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED JANUARY 1, 1994

                                       OR

___   Transition Report  pursuant to Section  13 or 15(d)  of the Securities and
Exchange Act  of 1934  For the  transition period  from                       to

COMMISSION FILE NUMBER 0-20252

                           CONTROL DATA SYSTEMS, INC.
             (Exact name of Registrant as Specified in its Charter)

                DELAWARE                               41-1718075
      (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)

                            ------------------------

                          4201 LEXINGTON AVENUE NORTH
                       ARDEN HILLS, MINNESOTA 55126-6198
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (612) 482-2401

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 22, 1994 on the Nasdaq National Market as reported in The Wall Street Journal, was approximately $84,900,000. Shares of voting stock held by each executive officer and director and by each person who owns more than 5% of any class of the registrant's voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

AS OF MARCH 22, 1994, THE REGISTRANT HAD OUTSTANDING 13,669,205 SHARES OF COMMON
                                     STOCK.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement for the registrant's 1994 Annual Meeting of Stockholders are incorporated by reference into Part III, and portions of the registrant's Annual Report to Stockholders for the fiscal year ended January 1, 1994 are incorporated by reference into Parts II and IV.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    BACKGROUND. The Company is a systems integrator, developing and implementing open systems solutions for the operational problems of customers worldwide. It relies upon its computer professionals to provide the consulting services required to define, develop, install, and maintain computer-based solutions. The Company has a growing family of open systems technology partners and suppliers offering a range of hardware platforms and software products which the Company then customizes for a particular customer environment. These integration/consulting services -- Control Data Brainware-TM- -- are based upon the Company's 37 years of experience in implementing leading edge solutions for complex computing environments. The Company serves customers in technical, government and commercial markets.

    The Company was established through Ceridian Corporation's transfer of its Computer Products business to the Company and Ceridian's subsequent distribution, in July 1992, of the Company's stock as a dividend to Ceridian's stockholders. Since August, 1992 the Common Stock of the Company has been traded on the Nasdaq National Market.

    For the first 32 years of its history, the Company developed and manufactured its own proprietary brand of computers. In 1989 it began a transition from the development, manufacture and marketing of its own computers to the remarketing of standard RISC and/or Intel-based computer systems which, coupled with networking and distributed applications, form what is often referred to as the client/server computing environment. Today its integration services include network design, installation and maintenance; application design and deployment; remote and on-site systems management; electronic messaging; and manufacturing design, information engineering, engineering and production.

    The Company's principal offices are located at 4201 Lexington Avenue North, Arden Hills, Minnesota 55126.

ACQUISITIONS

    Since July 1992, the Company acquired four regionally-based systems integration businesses to bolster its integration capabilities in North America and Europe. Evernet Systems, Inc. based in Los Angeles, California, specialized in the design, integration, and support of multi-vendor network-based systems. The company served clients in a wide variety of commercial market segments, including financial services, health care, pharmaceuticals, manufacturing, legal and other services firms. DataSelskapet A/S, a Norwegian, privately-held company provides PC hardware and software to commercial and government markets. Antares Electronics, Inc., based in Ottawa, Canada, provided specialized microcomputer-based solutions in the areas of enterprise-wide networking and integration. Antares' primary markets were in the government and commercial sectors, including companies in the financial, pharmaceutical, and insurance industries. MICHAEL Business Systems Plc., based near Gatwick, London, United Kingdom, provides PC LAN enterprise-wide networking and integration services to the manufacturing, commercial, and government markets. These acquisitions collectively have provided the Company with significant incremental technical skills and market presence at the "client" (user) level where PCs and local area networks predominate.

INDUSTRY BACKGROUND AND BUSINESS TRANSITION

    The worldwide computer industry has changed dramatically over the last decade and it will continue to do so. In response to rapid innovations in technology and price/performance improvements in hardware, software and networking, customers have been developing most of their new applications on open systems platforms rather than proprietary architecture. With this comes the distribution of these applications away from a central environment (relying on large mainframes) into a distributed environment where the application resides on the computer platform best suited for that function (client/servers).

    In response to this shift in the market, the Company in 1989 began to transition its business from proprietary mainframe design and manufacturing to open systems integration. Over the past five years the Company has stopped the development of new proprietary hardware products, refocused its technical development employees on billable customer projects, signed hardware and software remarketing agreements with major open systems suppliers, restructured its field sales and service organizations, and acquired several small systems integration companies. This shift in business model has required a reduction in the number of centrally deployed employees and in the size and scope of the Company's support infrastructure. The Company must continue to align its infrastructure and associated operating expenses, as well as redeploy certain personnel. During this transition period, revenues from the sale, lease, and maintenance of proprietary systems have declined. In fiscal 1993 open systems hardware, software, and consulting revenues represented 64 percent of the Company's revenues.

PRODUCTS AND SERVICES

    The following table sets forth revenues for the Company's major product and service offerings for the periods indicated:

                                                                                        YEARS ENDED
                                                                           --------------------------------------
                                                                           JANUARY 1,   JANUARY 2,   DECEMBER 31,
                                                                              1994         1993          1991
                                                                           -----------  -----------  ------------
                                                                                   (DOLLARS IN THOUSANDS)
Open systems hardware sales and rentals..................................  $   144,956  $   131,157   $  120,611
Consulting and other services and software...............................      144,107      144,957      136,218
                                                                           -----------  -----------  ------------
  Subtotal: integration services.........................................      289,063      276,114      256,829
Proprietary systems hardware sales and rentals...........................       52,735      108,344      170,993
Hardware maintenance.....................................................      110,037      132,521      145,821
                                                                           -----------  -----------  ------------
  Total revenues.........................................................  $   451,835  $   516,979   $  573,643
                                                                           -----------  -----------  ------------
                                                                           -----------  -----------  ------------

OPEN SYSTEMS HARDWARE SALES AND RENTALS

    The UNIX operating system, originally developed by AT&T, has grown in popularity and has become an industry standard. The primary strengths of UNIX relate to its multi-user and multi-tasking capabilities for systems ranging in size from personal computers to supercomputers, its advanced networking and communications features, and the fact that it is largely hardware and software vendor-independent ("open systems"). Architectures based on reduced instruction set computing ("RISC") microprocessors can dramatically reduce the cost of a computer and increase its speed by reducing instruction execution time by streamlining the processor to include only simpler, more frequently used instructions. Systems based on UNIX/RISC and Intel/Microsoft technologies can support the industry's migration from centralized computing, dependent on mainframes, to a networked and distributed client/server environment, in which application processing and data are spread across many networked computing resources. Many microprocessor-based computers are "scalable" in that their performance can be increased through the low-cost addition or swapping of processor boards, and this "scalability" can thereby prolong a purchaser's computer system investment.

    CONTROL DATA 9000 AND 9XX PLATFORMS. The Company has entered into original equipment manufacturer (OEM) and technology sharing agreements with Silicon Graphics, Inc., which provide the Company with its Control Data 9000 line of workstations and servers, its open systems Control Data 900 series of graphics workstations and servers and its Control Data 4000 line of servers discussed below. These workstations and servers run versions of industry standard UNIX-based operating systems and are based upon MIPS' RISC architecture. The Control Data 9000 line of workstations and servers provides real-time high resolution 3D color graphic display for applications such as mechanical design, visual simulation, animation, industrial and product design, molecular modeling, computational fluid dynamics and manufacturing simulation. The Control Data 9000 line of single and multiprocessor servers provides compute serving and file serving capabilities for distributed work groups in multivendor environments.

    The majority of the Company's Control Data 9000 platform customers use these systems to run the Company's CAD/CAM applications software and its engineering data management software applications discussed below, as well as a number of other third-party applications that the Company has integrated with these environments.

    CONTROL DATA 4000 PLATFORMS. The Company continues to market two models in the Control Data 4000 series of binary-compatible servers, namely the mid-range model 4460 and the high-end, multi-processor model 4680.

    OTHER SUPPLIER  ARRANGEMENTS.   To  expand  the range  of  platform  options
available to its customers, in 1993 the Company signed remarketing agreements with Sun Microsystems, Hewlett-Packard, Acer America, Tricord and others.

    As a Sun integrator, the Company remarkets Sun's complete line of workstations, servers, and software worldwide as part of the Company's systems integration solutions for the commercial marketplace, particularly in the financial services, healthcare, telecommunications, and manufacturing markets. As a Hewlett-Packard integrator, the Company remarkets HP Apollo 9000 Series 700 workstations and HP 9000 Series 800 business server hardware and software, integrating the equipment and applications into solutions for customers in the aerospace, automotive, manufacturing, government, and commercial markets. As an Acer America integrator, the Company offers a wide range of Acer solutions, from Intel-based PCs, including notebooks and desktops, to MIPS R4000-based workstations tuned for the Windows NT operating system.

    The Company also has an agreement with NEC Corporation to remarket NEC workstations and servers in selected Asian markets.

    One key factor which differentiates the Company from most other integrators is the fact that it is not captive to a particular product set or technology. This objectivity allows working in a multivendor environment without bias. As a consequence, a host of other supplier agreements are in place as well as agreements with various product distributors.

    Revenues from the sale and rentals of open systems hardware products were $145.0 million in 1993, $131.2 million in 1992, and $120.6 million in 1991, representing 32.1%, 25.4%, and 20.9 %, respectively, of the Company's total revenues.

PROPRIETARY SYSTEMS HARDWARE SALES AND RENTALS

    A large portion of the Company's revenues has historically been generated from the sale and rentals of its proprietary, general purpose CYBER mainframe computers. Historically, the Company has targeted its proprietary CYBER systems for customers who maintain centralized computing environments and who have computation-intensive information and data processing needs, such as those in the worldwide automotive, aerospace, government, higher education, petroleum and weather and forecasting markets.

    The Company's current strategy with respect to CYBER systems is twofold. First, given the Company's business transition, it does not plan further development of new proprietary CYBER computers beyond current models, the most recent of which was first announced in 1988, but will seek to protect and extend existing customers' investments with performance, networking, software and peripheral enhancements as well as service and support. Second, the Company plans to continue providing its CYBER customers with migration paths to open systems platforms.

    The Company currently provides its CYBER customers with software and communications products to integrate and manage information in multiple vendor environments, emphasizing the use of industry standards. Included among these products are two developed by the Company, CDCNET and

ExpressLink. CDCNET is a distributed communications network that not only links the Company's proprietary computer products but also facilitates connectivity between those products and computers from other vendors. ExpressLink is a processor board that produces a high-speed connection between the Company's Control Data 4000 line of open system servers and its CYBER computers.

    In 1992, Ceridian Corporation consolidated the printed circuit board assembly and the final assembly, component integration and testing capabilities of its Computing Devices International ("CDI") and Computer Products businesses under the management direction of CDI. CDI now provides the Company with its proprietary CYBER hardware products. The Company purchased a total of approximately $36.6 million of CDI products during 1993.

    Revenues from the sale and lease of proprietary hardware products were $52.7 million in 1993, $108.3 million in 1992, and $171.0 million in 1991, representing 11.7%, 20.9%, and 29.8%, respectively, of the Company's total revenues.

CONSULTING AND OTHER SERVICES

    The Company has a heritage of managing large programs requiring complex systems integration. Previously the projects centered on use of the Company's proprietary products. In the open systems environment, the Company is increasingly involved in systems integration activities that require a diverse set of products and services procured from many suppliers. Integral to this business are the many professional services analysts whose knowledge and skills are required to assist in information architecture, systems design and implementation.

    The Company's service offerings consist of a broad range of integration and consulting services. These services are provided to both CYBER and open systems customers. The Company is focusing on Fortune 1000 and similarly sized companies in North America, Europe and Asia.

    The Company's integration services are designed to assist customers in the selection and creation of computer systems tailored to solve business-specific information management and networking problems or to automate system activities. In creating these customized systems, the Company incorporates selected hardware, networking and software products it has developed or obtained from its suppliers.

    The Company places substantial emphasis on developing customized systems solutions using off-the-shelf open systems products. Focus is given on assisting customers with the information management problems caused by the proliferation of personal computers, workstations, servers, and other computers throughout an organization.

    CLIENT/SERVER SERVICES. For customers that are downsizing or reengineering their computing systems through the application of client/server technology, the Company offers the following specialized assistance:

        - Program management, design and development of user interfaces, database design, solution connectivity, system administration, and the implementation of application functionality.

        - Evaluation and implementation of operating environments required by the customer's application software. The Company offers experience in both enhanced and conventional versions of UNIX, desktop systems (MS-DOS, Microsoft Windows, and Windows
          NT) and high performance I/O extensions. This also includes LANs and network operating systems such as Novell and Banyan.

        - Evaluation and implementation of the most appropriate, cost-effective computer hardware and software for a customer's client/server environment. The Company offers a range of open systems platforms based on its marketing relationships with leading industry platform and peripheral suppliers, including Sun, Hewlett-Packard, SGI, NEC, and Acer.

    NETWORKING SOLUTIONS. As computer users take advantage of downsized computer platforms, decentralized organizational processes, and open systems technology, their computing environment's basic networking also must be evaluated in terms of its capabilities, performance, and cost. When these changes take place, users often need to find new solutions for interconnecting dissimilar computer systems, finding cost-effective ways to manage complex networks on a daily basis, and improving the productivity of their business processes. The Company's networking experts provide the following services:

        - Electronic  Messaging.   Services  that allow  disparate E-Mail
          systems  from  mainframes,   PCs  and  workstation/servers   to
          communicate in a transparent manner.

        - EDI Solutions.  Services to enhance electronic data interchange
          (EDI) capabilities, enabling organizations to expedite their daily business processes.

        - SNA Rightsizing.    Enhancements  to  improve  Systems  Network
          Architecture (SNA) network performance, reduce operating costs and provide connectivity to standards-based networks.

        - Network  Integration.    Requirements  analysis,  configuration
          design,   installation,  performance  assessment,  and  ongoing
          maintenance of local (LAN) and wide area (WAN) networks.

        - PC Integration.   Full  LAN  and WAN  implementation  services,
          including the use of such integration tools as Vista-TM- Suite and TotalNet.

        - Enterprise Management Center.   Remote management,  monitoring,
          and troubleshooting support for computer networks and systems, worldwide, 24 hours a day, 7 days a week.

        - Help Desk Hotline. Answers to questions on operating systems, networks, applications, and general computing problems. Engineers trained to solve problems by phone or dispatch on-site support.

    The Company's integration services are carried out primarily by its professional services staff, which includes over 1,200 systems analysts in over 20 countries serving customers. The Company believes that Control Data Brainware-TM- -- the technical skills, knowledge, and abilities of its professional services staff -- are an important determinant of its ability to compete as it continues its business transition.

    To meet the unique needs or preferences of customers in specific geographic markets, the Company selects the most suitable and cost-effective hardware platforms currently available from marketing partners, and adds third-party networking products, industry standard applications, and other local products such as microcomputers, terminals, electronic messaging services and solutions. In today's heterogeneous computing environments, productivity suffers when, for example, DEC and IBM mainframe users are unable to communicate with people using UNIX-based systems or PCs.

SOFTWARE

    GENERAL. The Company provides software for various facets of information processing as part of its product offerings. The software is primarily marketed on a paid-up license basis, and in selected circumstances on a monthly right-to-use arrangement. Various levels of software support are available to the customer. The Company has developed and continues to maintain certain systems-level and application software. In addition, software developed and owned by other parties is marketed by the Company. In both cases the Company offers customization and customer support for the software product.

    Operating system software is offered for the Company's proprietary product lines, under the product names of NOS and NOS/VE. An enhanced version of UNIX is offered for the Company's

Control Data 4000 platforms, under the product name of EP/IX. The Company offers expertise and support for a variety of other manufacturers' operating system software including MS/DOS, Solaris, NT, and other UNIX derivatives.

    The  Company has  developed expertise in  and supports a  variety of network
solution  software  environments  including,  Novell,  Banyan,  3  COM,   Cisco,
Wellfleet and, for the Company's proprietary product line, CDCNET.

    The Company also offers framework and application software for selected environments and industry segments. A description of selected products in this category follows.

    MAIL*HUB. As its backbone messaging product, the Company offers Mail*Hub-TM-, an E-Mail integrator that links different mail systems on the same network using industry standard X.400 and X.500 directory protocols. The X.500 directory gives customers a database for address, configuration, and routing information within their organization and to similar directories worldwide.

    As a state-of-the-art implementation of X.500 directory technology, Mail*Hub is the Company's leading network integration software product. It is packaged with services that include network analysis, configuration, installation, monitoring and maintenance, as well as customer training and hotline support.

    CAD/CAM/CAE APPLICATION SOFTWARE PRODUCTS. The Company offers computer-aided design, manufacturing and engineering (CAD/CAM/CAE) software applications packages that provide simultaneous engineering, or automated merging of engineering analysis, design, drafting and manufacturing functions. This eliminates separate data entry operations, reducing the chance of errors and shortening the time to produce a product.

    The Company's most important CAD/CAM/CAE offering is its Integrated Computer-aided Engineering and Manufacturing (ICEM) series of CAD/CAM/CAE software modules for the manufacturing industry, specifically for automotive companies and their suppliers, airplane and aerospace companies and their suppliers, and machinery companies. ICEM software packages include surface modeling, computational fluid dynamics, surface milling, and solid modeling packages, and can be run on the Company's 9000 and 9XX series of open systems platforms, other open systems platforms, as well as on its line of proprietary CYBER mainframes.

    Effective January 1, 1993, a new joint venture among ICEM Systems GmbH, Volkswagen AG (VW), Intergraph Corporation (Intergraph), and the Company was created for the development of CAD/CAM/CAE systems. The purpose of the new ICEM Systems venture is to develop a next-generation CAD/CAM/CAE software product based upon Intergraph's EMS product and Control Data's ICEM product. In February 1994, the Company formed ICEM Technologies (IT), a new division focused on marketing and distributing the ICEM suite of CAD/CAM/CAE systems.

    PRODUCT DATA MANAGEMENT APPLICATION SOFTWARE PRODUCTS. The growing volume of complex and hard-to-manage information generated by CAD/CAM/CAE systems in manufacturing and engineering organizations has given rise to increasing demand for product data management (PDM) software and related consulting services.

    The Company's PDM software product is called Engineering Data Library (EDL). EDL is a collection of software tools and modules for managing the creation, manipulation and transmission of information throughout a manufacturing or engineering organization to enable users to identify, locate and manipulate information residing on personal computers, workstations, servers, minicomputers and mainframes in a complex, heterogeneous system. As with the CAD/CAM product line, EDL emphasizes reducing the customer's development cycle by enabling different types of users, from designers to manufacturing experts, to share information and data. First developed in 1979, the Company's EDL software runs on the Company's proprietary and open systems platforms. Recently, the Company expanded the platform scope of its EDL software, which can now run on platforms of other vendors such as Sun Microsystems, Inc., Hewlett-Packard Company, and Digital Equipment Corporation.

    To develop and market advanced PDM software the Company established in August 1992, Metaphase Technology, Inc., a joint venture with Structural Dynamics Research Corporation (SDRC). Metaphase will work to develop a new generation of PDM products combining and enhancing the strongest features of the Company's EDL product and SDRC's Data Management and Control System (DMCS) product. The resulting products are to be fully compatible with the Company's existing EDL product.

    Revenues from consulting, other services and software were $144.1 million in 1993, $145.0 million in 1992, and $136.2 million in 1991, representing 31.9%, 28.0%, and 23.7%, respectively of the Company's total revenues.

HARDWARE MAINTENANCE

    The Company provides hardware and software maintenance services for both CYBER and open systems products through engineers located throughout the United States and in many foreign countries. A central support organization provides technical planning and support, including a worldwide logistics operation providing spare parts, a 24-hour hotline and an on-line diagnostic system accessible through CYBER mainframes.

    Maintenance revenues were $110.0 million in 1993, $132.5 million in 1992, and $145.8 million in 1991, representing 24.3%, 25.6%, and 25.4%, respectively of the Company's total revenues.

SALES
WORLDWIDE BUSINESS

    The Company markets its products and services principally through its direct sales force located in the United States and over 20 other countries. The Company's major international operations are in Canada, France, Germany, Korea, Mexico, Taiwan, and the United Kingdom. The Company also markets its products and services through distributors located in countries representing smaller markets. The Company believes that one of its strengths is its long-standing presence and name recognition in various foreign countries.

    Revenues from the Company's international operations were approximately 65.2%, 70.8%, and 68.0%, of the Company's total revenues in 1993, 1992, and 1991, respectively. For further information regarding the Company's U.S. and international operations, see Note 16 of the Notes to Consolidated Financial Statements incorporated herein by reference to the Company's Annual Report to Stockholders for the fiscal year ended January 1, 1994.

    The Company's sales and support operations are organized into three regions, each with its own marketing, sales and sales support professionals, including those providing professional and engineering services. Certain centralized technology support services are provided to the sales regions from the Company headquarters in Arden Hills, Minnesota. These resources are available to assist field organizations in understanding technology trends, formulating technology strategies, and providing pre-sales consulting and post sales implementation expertise. The Company also provides essential system integration services including customer hot-line support, program/project management, customized training systems, engineering analysis and custom software development.

CUSTOMERS

    The Company believes that its worldwide sales, consulting and support organization enables it to better understand the markets, to focus its sales efforts effectively, and to develop long-term relationships with its customers. The Company's products and services are used in a wide variety of applications. While scientific and engineering applications have historically represented a majority of the Company's customer base, sales to customers in commercial fields, such as information management, have been expanding.

    The U.S. Government was the only customer of the Company accounting for more than 10% of total revenues in fiscal year 1993, 1992, or 1991. The Company estimates that contracts with the U.S. government represented approximately 13.7%, 13.4%, and 15.0% of total revenue in fiscal years 1993, 1992, and 1991, respectively. Generally, the Company's contracts with the U.S. government contain provisions to the effect that they may be terminated at the convenience of the customer, and that in the event of such termination, the Company would be entitled to receive payment based on the cost incurred and the anticipated profit on the work completed prior to termination.

SALES AGREEMENTS WITH CERIDIAN

    The Company has entered into value-added remarketing (VAR) agreements with the Computing Devices International (CDI), a subsidiary of Ceridian Corporation, to permit CDI to continue to sell and support the Company's products. In addition, the Company entered into a VAR agreement with Ceridian concerning Ceridian's former Automated Wagering division (AWD) which allows AWD to purchase hardware, software and support services from the Company. On June 23, 1992, AWD was sold to Video Lottery Technologies, Inc. (VLT) and the VAR agreement with regard to AWD was assigned to VLT.

RESEARCH AND DEVELOPMENT

    The Company's research and development efforts are increasingly oriented toward open systems and include advancements in electronic mail integration, development of applications software, enhancement of the Company's engineering data management applications software, and networking and integration development efforts. The Company's strategic relationship with SGI included a Technology Development Agreement to merge SGI's and MIPS' UNIX-based operating systems software with the Company's EP/IX operating system. For further information regarding the Company's relationship with SGI see Note 10 of the Notes to Consolidated Financial Statements incorporated herein by reference to the Company's Annual Report to Stockholders for the fiscal year ended January 1, 1994. Research and development efforts directed toward enhancing the Company's ICEM application software product line occur through the Company's joint venture with Intergraph and VW. Similarly, research and development activities for the Company's EDL software product have been transferred to Metaphase Technology, Inc., the joint venture with SDRC. Company-sponsored research and development expenses related to new products or services and the improvement of existing products totaled $23.8 million, $37.8 million, and $43.5 million, for 1993, 1992, and 1991, respectively.

    The decrease in research and development expenses relates primarily to the Company's continuing business transition. This transition has enabled the Company to significantly reduce its research and development spending by acquiring and integrating products provided by other vendors and by obtaining customer funding for custom developed solutions.

COMPETITION

    The market for the Company's products and services is highly competitive and is characterized by rapid technological advances in both hardware and software development. These advances result in shorter product life cycles and enhanced product capabilities, typically at significantly better price and performance levels, but they have also created increased demand for the skills of a knowledgeable systems integrator who can help customers make the best use of the available technology.

    Competition in the systems integration market is intense and is based on a variety of factors including customer satisfaction, reputation, price, performance, product quality, software availability, connectivity, networking, compatibility with industry standards, marketing and distribution capability, customer support, name recognition and financial strength. Further, given the Company's reliance on its suppliers, their relative competitive positions will have an impact on the Company's own position in the marketplace. The Company competes throughout the world with numerous local, regional, national, and international systems integrators. Several of the Company's competitors have significantly greater financial and operational resources than the Company.

BACKLOG
    The backlog of the Company's orders believed to be firm is estimated to have been approximately $72.2 million as of January 1, 1994, of which approximately 90% is expected to be reflected in revenues during 1994. At January 2, 1993, the backlog was approximately $77.0 million. These backlog amounts include the minimum noncancellable future lease revenue expected from contracts existing at those dates, which amounted to $22.0 million for 1993 and $35.0 million for 1992.

    No backlog amount is determinable for a large portion of the Company's revenues, particularly for maintenance and other services, and the average time from order to installation of hardware products is shortening. In addition, customers may elect to accelerate or delay the delivery of products, and delivery of large orders may be spread over a period of time and may be subject to modification from time to time. Consequently, the Company believes that backlog information does not necessarily provide a meaningful indication of its future business volume.

ENVIRONMENTAL MATTERS
    In connection with the Company's spin-off from Ceridian, Ceridian agreed to retain responsibility for and indemnify the Company against environmental liabilities relating to (i) facilities formerly operated by the Computer
Products business, (ii) third-party disposal or treatment sites as to which Ceridian has been or is in the future identified as a potentially responsible party because of past operations of the Computer Products business at its former facilities and (iii) certain other known environmental matters related to past operations of the Computer Products business. These facilities and sites constitute all matters which, at the present time, are known to present potential environmental liabilities related to the operation of the Computer Products business. The Company has generally agreed to indemnify Ceridian against future environmental claims that relate to current and future facilities and operations of the Company.

    Compliance by the Company with Federal, state and local environmental protection laws during 1993 had no material effect upon capital expenditures, earnings or competitive position and is expected to have none in the foreseeable future.

PATENTS
    The Company owns or is licensed under a large number of patents which relate to many of its products and are of importance to its business. The Company believes that its business as a whole is not materially dependent upon any particular patent or license, or any particular group of patents or licenses. Instead, the Company believes that its success and growth are more dependent, among other things, on the quality of its services and products and its reputation with its customers.

EMPLOYEES
    As of January 1, 1994, the Company had approximately 3,140 full-time employees.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters and U.S. field operations headquarters are located in Arden Hills, Minnesota. Facilities located elsewhere are primarily sales and service locations, and include significant office facilities in Atlanta, Georgia; Santa Clara, California; Rockville, Maryland; Washington, D.C.; Frankfurt, Germany; Copenhagen, Denmark; Mexico City, Mexico; London, England; Paris, France; Oslo, Norway; Ottawa, Canada; and Taipei, Taiwan.

    The following table summarizes the usage and location of the Company's facilities as of March 1, 1994.

                                   FACILITIES

TYPE OF PROPERTY INTEREST                                       U.S.      NON-U.S.     WORLDWIDE
- ------------------------------------------------------------  ---------  -----------  -----------
                                                                 (IN THOUSANDS OF SQUARE FEET)
Owned.......................................................      374.8        179.2        554.0
Leased......................................................      885.9        740.2      1,626.1
                                                              ---------      -----    -----------
  Total square feet.........................................    1,260.7        919.4      2,180.1
                                                              ---------      -----    -----------
                                                              ---------      -----    -----------
UTILIZATION
- ------------------------------------------------------------
Warehousing.................................................       81.2        168.6        249.8
Office, computer center and other...........................      765.5        439.9      1,205.4
Vacant......................................................      109.9        184.0        293.9
Leased or subleased to others...............................      304.1        126.9        431.0
                                                              ---------      -----    -----------
  Total square feet.........................................    1,260.7        919.4      2,180.1
                                                              ---------      -----    -----------
                                                              ---------      -----    -----------

    No facilities owned by the Company are subject to any major encumbrances. The Company believes that all of the facilities it currently utilizes in its ongoing business operations are adequate for their intended purposes and are adequately maintained. As a result of the Company's continuing business transition, further consolidation of facilities is planned. Restructuring charges recorded in fiscal year ended January 2, 1993 included provisions of approximately $18.5 million for lease and other obligations related to excess facilities.

ITEM 3.  LEGAL PROCEEDINGS

    There are no legal proceedings pending against or involving the Company, which in the opinion of management, will have a material adverse effect upon its consolidated financial position or results of operations.

    In connection with the Company's spin-off from Ceridian, it has agreed to assume responsibility for, and indemnify Ceridian Corporation against, liability in connection with judicial and administrative claims and proceedings relating to the Computer Products business prior to August 1, 1992. It is anticipated that final disposition of some of these claims and proceedings may not occur for several years. Although occasional adverse decisions (or settlements) may occur, management believes that the final disposition of such matters will not, in the aggregate, have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's stockholders during the quarter ended January 1, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company as of March 1, 1994, are as follows:

         NAME              AGE                       POSITION
- ----------------------     ---     --------------------------------------------
James E. Ousley                48  President and Chief Executive Officer
Joseph F. Killoran             53  Vice President and Chief Financial Officer
Ruth A. Rich                   50  Vice President, Human Resources and
                                    Administration
Michael Caglarcan              45  Vice President, Americas Region
Dieter Porzel                  57  Vice President, Europe/Middle East/Africa
                                    Region

    Executive officers of the Company are elected by the Board of Directors and serve at the Board's discretion. There are no family relationships among any directors or executive officers of the Company.

    James E. Ousley has been President and Chief Executive Officer of Control Data Systems since August 1992. Mr. Ousley was President of Ceridian's Computer Products business from April 1989 to July 1992; Executive Vice President of Ceridian from February 1990 to July 1992; Vice President, Marketing and Sales for Computer Products business from January 1989 to April 1989.

    Joseph F. Killoran has been Vice President and Chief Financial Officer of Control Data Systems since February 1994. Mr. Killoran was Vice President and Controller of Control Data Systems from August 1992 to January 1994; Vice President and Controller for Ceridian's Computer Products business from 1989 to July 31, 1992.

    Ruth A. Rich has been Vice President, Human Resources and Administration of Control Data Systems since August 1992. Ms. Rich was Vice President, Human Resources and Administration for Ceridian's Computer Products business from November 1990 to July 1992; and Vice President, Human Resources and
Administration for Ceridian's Information Services Group from May 1986 to November 1990.

    Michael Caglarcan has been Vice President, Americas Region of Control Data Systems since September 1993. Mr. Caglarcan was Vice President, Systems Integration Services for Control Data Systems from June 1993 to August 1993; Chairman, President and Chief Executive Officer of Evernet Systems, Inc., a company acquired by Control Data Systems, Inc. in June 1993, from September, 1992 to June 1993; Senior Vice President, Marketing and Sales of Evernet Systems, Inc. from September 1990 to August 1992; and Vice President, Marketing and Sales, Commercial Group of Electronic Data Systems (EDS) Corporation from 1988 to August 1990.

    Dieter Porzel has been Vice President, Europe/Middle East/Africa Region of Control Data Systems since December 1992. Mr. Porzel was Vice President, Central Europe Region for Control Data Systems from August 1992 to December 1992; and Vice President, Central Europe Region of Ceridian's Computer Products business from April 1987 to August 1992.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    "Price Range of Common Stock," appearing on page 28 of the Company's 1993 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    "Selected Consolidated Financial Data," appearing on page 16 of the Company's 1993 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 13 through 15 of the Company's 1993 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated balance sheets of the Company and its subsidiaries as of January 1, 1994 and January 2, 1993, the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended January 1, 1994, and the notes to consolidated financial statements, together with report therein of KPMG Peat Marwick dated January 28, 1994, appearing on pages 12 through 27 of the Company's 1993 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    IDENTIFICATION OF DIRECTORS

    "Election of Directors" in the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders to be held on May 18, 1994 (hereinafter the "Proxy Statement") is incorporated herein by reference.

    IDENTIFICATION OF EXECUTIVE OFFICERS

    Information regarding executive officers of the Company is contained in Part I of this Report on page 11 and 12 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    "Stockholdings of Certain Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    "Election of Directors -- Certain Business Relationships" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

    Incorporated by reference into Part II, Item 8 of this report.

                                                                                                           PAGE IN
                                                                                                         1993 ANNUAL
                                                                                                          REPORT TO
                                                                                                        STOCKHOLDERS
                                                                                                      -----------------
Independent Auditors' Report........................................................................             12
Consolidated Statements of Operations -- Years Ended January 1, 1994, January 2, 1993 and December
 31, 1991...........................................................................................             17
Consolidated Balance Sheets -- January 1, 1994 and January 2, 1993..................................             18
Consolidated Statements of Stockholders' Equity -- Years Ended January 1, 1994, January 2, 1993 and
 December 31, 1991..................................................................................             19
Consolidated Statements of Cash Flows -- Years Ended January 1, 1994, January 2, 1993 and December
 31, 1991...........................................................................................             20
Notes to Consolidated Financial Statements..........................................................             21

FINANCIAL STATEMENT SCHEDULES

                                                                                                        PAGE IN THIS
                                                                                                          FORM 10-K
                                                                                                      -----------------
Independent Auditors' Report on Financial Statement Schedules.......................................             18
Schedule VIII -- Valuation and Qualifying Accounts..................................................             19
Schedule IX -- Short-term Borrowings................................................................             20

    All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

REPORTS ON FORM 8-K

    The Company was not required to and did not file any reports on Form 8-K during the three months ended January 1, 1994.

EXHIBITS

EXHIBIT NO.                                             DESCRIPTION
- -----------  --------------------------------------------------------------------------------------------------
   3.1*      Restated Certificate of Incorporation  of the Registrant --  incorporated by reference to  Exhibit
              3.1, filed under cover of Form SE dated July 9, 1992, to the Form 8.(1)
   3.2*      Restated  Bylaws of the Registrant, as  amended -- incorporated by reference  to Exhibit 99 to the
              Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1993.
  10.1*      Transfer Agreement between  Ceridian and the  Registrant -- incorporated  by reference to  Exhibit
              10.1, filed under cover of Form SE dated July 9, 1992, to the Form 8.
  10.2*      Distribution Agreement between Ceridian and the Registrant -- incorporated by reference to Exhibit
              10.2, filed under cover of Form SE dated July 9, 1992, to the Form 8.
  10.3*      Intercompany  Services Agreement between Ceridian and  the Registrant -- incorporated by reference to Exhibit 10.3, filed under cover of Form SE dated July 9, 1992, to the Form 8.
  10.4*      Personnel Agreement between Ceridian  and the Registrant --  incorporated by reference to  Exhibit
              10.4, filed under cover of Form SE dated July 9, 1992, to the Form 8.
  10.5*      Environmental  Matters Agreement between Ceridian and  the Registrant -- incorporated by reference to Exhibit 10.5, filed under cover of Form SE dated July 9, 1992, to the Form 8.
  10.6*      Intellectual Property Agreement between Ceridian and  the Registrant -- incorporated by  reference to Exhibit 10.6, filed under cover of Form SE dated July 9, 1992, to the Form 8.
  10.7*      Tax  Matters Agreement between Ceridian and the Registrant -- incorporated by reference to Exhibit
              10.7, filed under cover of Form SE dated July 9, 1992, to the Form 8.
  10.8*      Real Estate Facilities Agreement between Ceridian and the Registrant -- incorporated by  reference to Exhibit 10.8, filed under cover of Form SE dated July 9, 1992, to the Form 8.
  10.9*      Value-Added  Remarketing  Agreement  between  Ceridian  and  the  Registrant  regarding Ceridian's
              Government Systems division -- incorporated  by reference to Exhibit  10.9, filed under cover  of
              Form SE dated July 9, 1992, to the Form 8.
  10.10*     Value-Added  Remarketing Agreement between Ceridian and the Registrant regarding Ceridian's Empros
              Systems division --  incorporated by reference  to Exhibit 10.10,  filed under cover  of Form  SE dated July 9, 1992, to the Form 8.
  10.11*     Value-Added  Remarketing  Agreement  between  Ceridian  and  the  Registrant  regarding Ceridian's
              Automated Wagering division -- incorporated by reference  to Exhibit 10.11, filed under cover  of
              Form SE dated July 9, 1992, to the Form 8.

- ------------------------
(Schedules to the foregoing exhibits have not been included but will be submitted supplementary to the Commission upon request)
 *   -- Incorporated by reference to previous filing.
(1) -- Form 8 and Form 10 refer, respectively, to the Registrant's Form 8 Amendment No. 1 dated July 10, 1992 (the "Form 8") to its Registration Statement on Form 10 dated May 27, 1992 and declared effective July 16, 1992 (the "Form 10").

EXHIBIT NO.                                             DESCRIPTION
- -----------  --------------------------------------------------------------------------------------------------
  10.12*     Master  Purchase Option Agreement between Ceridian and the Registrant -- incorporated by reference to Exhibit 10.12, filed under cover of Form SE dated July 9, 1992, to the Form 8.
  10.13*(2)  Form  of  Executive  Employment  Agreement  between  the  Registrant  and  executive  officers  --
              incorporated  by reference to Exhibit 10.13, filed under cover  of Form SE dated May 26, 1992, to the Form 10.(1)
  10.14*(2)  Form of Indemnification Agreement between the Registrant and its directors and executive  officers
              --  incorporated by reference to Exhibit 10.14, filed under  cover of Form SE dated July 9, 1992, to the Form 8.
  10.15*(2)  The Registrant's 1992 Equity Incentive Plan --  incorporated by reference to Exhibit 10.15,  filed under cover of Form SE dated July 9, 1992, to the Form 8.
  10.16(2)   February 1994 Amendments to 1992 Equity Incentive Plan.
  10.17(2)   The  Registrant's Executive Incentive Plan -- incorporated by reference to the description of such plan under "Executive Compensation" in the  Registrant's definitive Proxy Statement for its  1994
              Annual Meeting of Stockholders.
  10.18*(2)  The  Registrant's 1993 Employee Stock Purchase Plan  -- incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.
  10.19*     Technology Development Agreement between Silicon Graphics, Inc. and the Registrant -- incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal  year ended January 2, 1993.
  10.20*     Sixth Amendment to OEM Agreement between the Registrant and Silicon Graphics, Inc. -- incorporated by  reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.
  10.21*     Stock Purchase Agreement dated July 31, 1992 between the Registrant and Silicon Graphics, Inc.  --
              incorporated  by reference to Exhibit 19.1 to the  Registrant's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1992.
  10.22*     Software Distribution License Agreement between Intergraph  and the Registrant -- incorporated  by reference  to Exhibit 10.21  to the Registrant's Annual  Report on Form 10-K  for the fiscal year ended January 2, 1993.
  10.23(2)   Contract for the "Vorsitzender der Geschaeftsfuehrung" of Control Data GmbH.
  11.0       Computation of Earnings (Loss) per Common Share
  13.0       The portions of the Registrant's 1993 Annual Report to Stockholders that are incorporated in  this
              Form 10-K by reference.
  22.0       Subsidiaries of the Registrant.
  24.0       Consent of Independent Auditors.
  25.0       Power of Attorney -- included on Signatures page hereto.

- ------------------------
(Schedules to the foregoing exhibits have not been included but will be submitted supplementary to the Commission upon request)
 *   -- Incorporated by reference to previous filing.
(1) -- Form 8 and Form 10 refer, respectively, to the Registrant's Form 8 Amendment No. 1 dated July 10, 1992 (the "Form 8") to its Registration Statement on Form 10 dated May 27, 1992 and declared effective July 16, 1992 (the "Form 10").
(2) -- Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors and Stockholders
of Control Data Systems, Inc.:

    Under date of January 28, 1994, we reported on the consolidated balance sheets of Control Data Systems, Inc. and subsidiaries as of January 1, 1994 and January 2, 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended January 1, 1994, as contained in the 1993 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

    In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick

Minneapolis, Minnesota
January 28, 1994

                                                                   SCHEDULE VIII

                           CONTROL DATA SYSTEMS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts Receivable:

                                                                                         YEARS ENDED
                                                                           ---------------------------------------
                                                                           JANUARY 1,    JANUARY 2,   DECEMBER 31,
                                                                              1994          1993          1991
                                                                           -----------  ------------  ------------
                                                                                   (DOLLARS IN THOUSANDS)
Balance at beginning of year.............................................   $  14,305    $   14,543    $   11,608
  Additions charged to costs and expenses................................       3,162         3,692         3,402
  Write-offs and other adjustments.......................................      (7,404)       (3,930)         (467)
                                                                           -----------  ------------  ------------
Balance at end of year...................................................   $  10,063    $   14,305    $   14,543
                                                                           -----------  ------------  ------------
                                                                           -----------  ------------  ------------

                                                                     SCHEDULE IX

                           CONTROL DATA SYSTEMS, INC.
                             SHORT-TERM BORROWINGS

                                           AS OF         AS OF          AS OF
                                         JANUARY 1,    JANUARY 2,    DECEMBER 31,
                                            1994          1993           1991
                                         ----------    ----------    ------------
                                                  (DOLLARS IN THOUSANDS)
Notes payable and current portion of
 long-term obligations
Balance at end of year................   $  1,891      $  2,643      $   16,016
Weighted average interest rate at end
 of year..............................       9.01%         9.45%           13.2%*
Maximum amount outstanding during the
 year**...............................   $ 13,167      $ 20,060      $   21,122
Average amount outstanding during the
 year**...............................   $  6,126      $ 14,254      $   15,830
Weighted average interest rate during
 the year**...........................       7.37%         15.5%*          15.3%*

- ------------------------
(*) These rates are affected by high interest rates on certain borrowings in highly inflationary countries.
(**)  Based on month-end balances.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CONTROL DATA SYSTEMS, INC.

                                          By:         /s/ JAMES E. OUSLEY

                                          --------------------------------------
                                                     James E. Ousley
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                          Dated: March 23, 1994

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears above or below constitutes and appoints James E. Ousley and Joseph F. Killoran, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                    TITLE                     DATE
- --------------------------------------------------   ------------------------------   --------------
                    /s/ JAMES E. OUSLEY              President and Chief Executive
   -------------------------------------------        Officer (principal executive    March 23, 1994
                 James E. Ousley                      officer)
                  /s/ JOSEPH F. KILLORAN             Vice President and Chief
   -------------------------------------------        Financial Officer (principal    March 23, 1994
                Joseph F. Killoran                    accounting officer)
                     /s/ W. DONALD BELL
   -------------------------------------------       Director                         March 23, 1994
                  W. Donald Bell
                      /s/ GRANT A. DOVE
   -------------------------------------------       Director                         March 23, 1994
                  Grant A. Dove

                    SIGNATURE                                    TITLE                     DATE
- --------------------------------------------------   ------------------------------   --------------
                  /s/ MARCELO A. GUMUCIO
   -------------------------------------------       Director                         March 23, 1994
                Marcelo A. Gumucio
                   /s/ W. DOUGLAS HAJJAR
   -------------------------------------------       Director                         March 23, 1994
                W. Douglas Hajjar
   -------------------------------------------       Director                         March   , 1994
                 Keith A. Libbey
                      /s/ MARK W. PERRY
   -------------------------------------------       Director                         March 23, 1994
                  Mark W. Perry

                           CONTROL DATA SYSTEMS, INC.
                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                                   DESCRIPTION
- ----------  ------------------------------------------------------------------------------------------------------
      3.1   Restated Certificate of Incorporation of the Registrant
      3.2   Restated Bylaws of the Registrant as amended
     10.1   Transfer Agreement between Ceridian and the Registrant
     10.2   Distribution Agreement between Ceridian and the Registrant
     10.3   Intercompany Services Agreement between Ceridian and the
             Registrant
     10.4   Personnel Agreement between Ceridian and the Registrant
     10.5   Environmental Matters Agreement between Ceridian and the Registrant
     10.6   Intellectual Property Agreement between Ceridian and the Registrant
     10.7   Tax Matters Agreement between Ceridian and the Registrant
     10.8   Real Estate Facilities Agreement between Ceridian and the Registrant
     10.9   Value-Added Remarketing Agreement between Ceridian and the Registrant regarding Ceridian's Government
             Services division
    10.10   Value-Added Remarketing Agreement between Ceridian and the Registrant regarding Ceridian's Engineering
             Systems Division
    10.11   Value-Added Remarketing Agreement between Ceridian and the Registrant regarding Ceridian's Automated
             Wagering division
    10.12   Master Purchase Option Agreement between Ceridian and the Registrant
    10.13   Form of Executive Employment Agreement between the Registrant and executive officers
    10.14   Form of Indemnification Agreement between the Registrant and executive officers
    10.15   The Registrant's 1992 Equity Incentive Plan
    10.16   February 1994 Amendments to 1992 Equity Incentive Plan
    10.17   The Registrant's Executive Incentive Plan
    10.18   The Registrant's 1993 Employee Stock Purchase Plan
    10.19   Technology Development Agreement between Silicon Graphics, Inc. and the Registrant
    10.20   Sixth Amendment to OEM Agreement between the Registrant and Silicon Graphics, Inc.
    10.21   Stock Purchase Agreement dated July 31, 1992 between the Registrant and Silicon Graphics, Inc.
    10.22   Software Distribution License Agreement between Intergraph and the Registrant
    10.23   Contract for the "Vorsitzender der Geschaeftsfuehrung" of Control Data GmbH
     11.0   Computation of Earnings (Loss) per Common Share
     13.0   The portions of the Registrant's 1993 Annual Report to Stockholders that are incorporated in this Form
             10-K by reference
     22.0   Subsidiaries of the Registrant
     24.0   Consent of Independent Auditors
     25.0   Power of Attorney

- ------------------------
*     Incorporated by reference to previous filing.