Form 10-Q
period 1994-04-02
CONTROL DATA SYSTEMS INC
filed 1994-05-13
CIK 887309

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                            ------------------------

                                   (Mark one)

      /X/    QUARTERLY  REPORT  UNDER  SECTION 13  OR  15(D)  OF  THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 1994

                                       OR

      / /  TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(D) OF THE  SECURITIES
       AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO

COMMISSION FILE NUMBER 0-20252

                           CONTROL DATA SYSTEMS, INC.
               (Exact name of Registrant as Specified in Charter)

             DELAWARE                                    41-1718075
   (State or other jurisdiction                       (I.R.S. Employer
         of incorporation)                           Identification No.)

                            ------------------------

                          4201 LEXINGTON AVENUE NORTH
                       ARDEN HILLS, MINNESOTA 55126-6198
              (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (612) 482-2401

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. __X__Yes   _____No

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. _____Yes   _____No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable: 13,701,366 shares of Common Stock, $0.01 par value per share, as of May 9, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           CONTROL DATA SYSTEMS, INC.
                                   FORM 10-Q
                                 APRIL 2, 1994

                                     INDEX

                                                                                                               PAGE
                                                                                                             ---------
PART I -- FINANCIAL INFORMATION:
  Consolidated Statements of Operations --
   Three months ended April 2, 1994 and April 3, 1993......................................................          2
  Consolidated Balance Sheets --
   April 2, 1994 and January 1, 1994.......................................................................          3
  Consolidated Statements of Cash Flows --
   Three months ended April 2, 1994 and April 3, 1993......................................................          4
  Notes to Consolidated Financial Statements...............................................................          6
  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.....................................................................          7
PART II -- OTHER INFORMATION...............................................................................         11
SIGNATURE..................................................................................................         12
EXHIBIT INDEX..............................................................................................         13

                                     PART 1

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONTROL DATA SYSTEMS, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          THREE MONTHS ENDED
                                                                                       ------------------------
                                                                                        APRIL 2,     APRIL 3,
                                                                                          1994         1993
                                                                                       -----------  -----------
REVENUES:
  Net sales and rentals..............................................................  $    96,553  $    49,659
  Services...........................................................................       49,077       53,086
                                                                                       -----------  -----------
    Total revenues...................................................................      145,630      102,745
COST OF REVENUES:
  Net sales and rentals..............................................................       69,934       27,095
  Services...........................................................................       35,680       34,507
                                                                                       -----------  -----------
    Total cost of revenues...........................................................      105,614       61,602
                                                                                       -----------  -----------
    Gross profit.....................................................................       40,016       41,143
OPERATING EXPENSES:
  Selling, general and administrative................................................       35,171       33,546
  Technical..........................................................................        3,581        7,419
                                                                                       -----------  -----------
    Total operating expenses.........................................................       38,752       40,965
                                                                                       -----------  -----------
    Earnings from operations.........................................................        1,264          178
                                                                                       -----------  -----------
OTHER INCOME (EXPENSES):
  Interest expense...................................................................         (277)        (688)
  Interest income....................................................................        1,205        1,794
  Other income (expenses), net.......................................................         (403)       1,304
                                                                                       -----------  -----------
    Total other income, net..........................................................          525        2,410
                                                                                       -----------  -----------
    Earnings before income taxes.....................................................        1,789        2,588
PROVISION FOR INCOME TAXES...........................................................          430        1,250
                                                                                       -----------  -----------
    Net earnings.....................................................................  $     1,359  $     1,338
                                                                                       -----------  -----------
                                                                                       -----------  -----------
Net earnings per common share and common share equivalents...........................  $      0.10  $      0.10
                                                                                       -----------  -----------
                                                                                       -----------  -----------
Weighted average common shares outstanding (in thousands)............................       13,786       13,309
                                                                                       -----------  -----------
                                                                                       -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                                        APRIL 2,    JANUARY 1,
                                                                                          1994         1994
                                                                                       -----------  -----------
                                                                                       (UNAUDITED)
Current assets:
  Cash and short-term investments....................................................   $  78,051   $    81,635
  Trade and other receivables........................................................     132,620       125,470
  Inventories........................................................................      62,856        56,222
  Prepaid expenses and other current assets..........................................       7,441         7,898
                                                                                       -----------  -----------
    Total current assets.............................................................     280,968       271,225
  Investments and advances...........................................................         612           615
  Property and equipment, net........................................................      30,492        28,058
  Leased and data center equipment, net..............................................       3,590         4,779
  Noncurrent trade receivables.......................................................      11,363        11,638
  Goodwill, net......................................................................      35,493        27,842
  Other noncurrent assets............................................................       9,115         8,766
                                                                                       -----------  -----------
    Total assets.....................................................................   $ 371,633   $   352,923
                                                                                       -----------  -----------
                                                                                       -----------  -----------
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable......................................................................   $   6,533   $     1,891
  Accounts payable...................................................................      51,135        35,212
  Customer advances and deferred income..............................................      19,101        19,665
  Accrued taxes......................................................................       2,506         4,104
  Accrued salaries and wages.........................................................      17,209        16,620
  Restructure reserves, current portion..............................................      15,056        21,722
  Other accrued expenses.............................................................      38,701        38,143
                                                                                       -----------  -----------
    Total current liabilities........................................................     150,241       137,357
Deferred income taxes................................................................       1,061         1,123
Restructure reserves, less current portion...........................................       9,901        10,554
Pension liabilities..................................................................      28,089        27,870
Other noncurrent liabilities.........................................................       5,117           843
                                                                                       -----------  -----------
    Total liabilities................................................................     194,409       177,747
                                                                                       -----------  -----------
Stockholders' equity:
  Preferred stock, par value $.01 per share, authorized 5,000,000 shares; none issued
   and outstanding...................................................................      --           --
  Common stock, par value $.01 per share, authorized 50,000,000 shares; issued and outstanding 13,688,640 and 13,598,668 shares as of April 2, 1994 and January 1,
   1994, respectively................................................................         137           136
  Additional paid-in capital.........................................................     160,339       159,683
  Retained earnings..................................................................      24,521        23,162
  Minimum pension liability adjustment...............................................      (4,722)       (4,722)
  Foreign currency translation adjustment............................................      (3,051)       (3,083)
                                                                                       -----------  -----------
    Total stockholders' equity.......................................................     177,224       175,176
                                                                                       -----------  -----------
    Total liabilities and stockholders' equity.......................................   $ 371,633   $   352,923
                                                                                       -----------  -----------
                                                                                       -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                          THREE MONTHS ENDED
                                                                                        -----------------------
                                                                                         APRIL 2,    APRIL 3,
                                                                                           1994        1993
                                                                                        ----------  -----------
Cash Flows from Operating Activities:
  Net earnings........................................................................  $    1,359  $     1,338
  Adjustments to reconcile net earnings to net cash
   used in operating activities:
    Depreciation......................................................................       3,444        4,160
    Amortization......................................................................       1,078           35
    Foreign currency transaction loss.................................................          30          188
    Equity in losses (gains) of affiliates............................................         316         (375)
    Restructure reserves utilized.....................................................      (7,103)      (8,331)
    Loss (gain) from sale of marketable securities and other assets...................         476          (34)
    Net change in working capital items...............................................         127         (393)
    Net change in noncurrent trade receivables........................................        (723)       1,065
    Other.............................................................................         273        1,104
                                                                                        ----------  -----------
      Net cash used in operating activities...........................................        (723)      (1,243)
                                                                                        ----------  -----------
Cash Flows from Investing Activities:
  Expended for property and equipment.................................................      (1,980)      (2,389)
  Expended for leased and data center equipment.......................................        (239)        (369)
  Proceeds from sales of property and equipment.......................................         214          836
  Acquisitions of businesses, net of cash provided....................................      (3,844)     --
  Change in short-term investments....................................................      (5,451)       8,054
                                                                                        ----------  -----------
      Net cash (used in) provided by investing activities.............................     (11,300)       6,132
                                                                                        ----------  -----------
Cash Flows from Financing Activities:
  Borrowings under short-term financing arrangements, net.............................       2,416        2,837
  Repayments of long-term obligations.................................................      --           (7,125)
  Proceeds from issuance of common stock, net of issuance costs.......................         657          529
  Proceeds from issuance of nonrefundable equity option in ICEM Systems GmbH..........      --            2,813
                                                                                        ----------  -----------
      Net cash provided by (used in) financing activities.............................       3,073         (946)
                                                                                        ----------  -----------
Effect of Exchange Rate Changes on Cash...............................................         (85)         (99)
                                                                                        ----------  -----------
  Net change in cash and cash equivalents.............................................      (9,035)       3,844
  Cash and cash equivalents, beginning of period......................................      19,164        5,142
                                                                                        ----------  -----------
  Cash and cash equivalents, end of period............................................      10,129        8,986
  Short-term investments..............................................................      67,922      121,227
                                                                                        ----------  -----------
Cash and short-term investments, end of period........................................  $   78,051  $   130,213
                                                                                        ----------  -----------
                                                                                        ----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.

                             (DOLLARS IN THOUSANDS)

                                                                                            THREE MONTHS ENDED
                                                                                           --------------------
                                                                                           APRIL 2,   APRIL 3,
                                                                                             1994       1993
                                                                                           ---------  ---------
Net Change in Working Capital Items:
  Trade and other receivables............................................................  $    (420) $    (200)
  Inventories............................................................................     (4,234)    (3,260)
  Prepaid expenses and other current assets..............................................        434       (100)
  Accounts payable.......................................................................      6,908       (884)
  Customer advances and deferred income..................................................     (1,696)     2,308
  Accrued taxes..........................................................................     (1,586)      (596)
  Accrued salaries and wages.............................................................        659     (2,800)
  Other accrued expenses.................................................................         62      5,139
                                                                                           ---------  ---------
    Net change in working capital items..................................................  $     127  $    (393)
                                                                                           ---------  ---------
                                                                                           ---------  ---------
Supplemental Cash Flow Information:
  Cash paid (received) during the period for:
    Interest paid........................................................................  $     282  $     688
    Income taxes paid....................................................................        483      2,683
    Income taxes refunded................................................................       (180)        (3)

  The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 APRIL 2, 1994

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The   financial  statements  include  the  accounts  of  all  majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

    NET EARNINGS PER SHARE

    The net earnings per common share and common share equivalents is computed by dividing net earnings by the weighted average number of shares and dilutive common equivalent shares outstanding during each period. Common stock equivalents result from dilutive stock options and warrants computed using the treasury stock method. Fully diluted earnings per share did not differ from primary earnings per share in the periods presented.

2.  STOCKHOLDERS' EQUITY

                                                   COMMON STOCK                                 MINIMUM      FOREIGN
                                             ------------------------  ADDITIONAL               PENSION     CURRENCY
                                               NUMBER                   PAID-IN    RETAINED    LIABILITY   TRANSLATION
                                              OF SHARES     AMOUNT      CAPITAL    EARNINGS   ADJUSTMENT   ADJUSTMENT     TOTAL
                                             -----------  -----------  ----------  ---------  -----------  -----------  ----------
                                                                       (DOLLARS AND SHARES IN THOUSANDS)
Balance at January 1, 1994.................      13,599    $     136   $  159,683  $  23,162   $  (4,722)   $  (3,083)  $  175,176
  Issuance of common stock under the
   Employee Stock Purchase Plan............          42       --              336     --          --           --              336
  Exercises of stock options...............          48            1          320     --          --           --              321
  Foreign currency translation
   adjustment..............................      --           --           --         --          --               32           32
  Net earnings.............................      --           --           --          1,359      --           --            1,359
                                             -----------       -----   ----------  ---------  -----------  -----------  ----------
Balance at April 2, 1994...................      13,689    $     137   $  160,339  $  24,521   $  (4,722)   $  (3,051)  $  177,224
                                             -----------       -----   ----------  ---------  -----------  -----------  ----------
                                             -----------       -----   ----------  ---------  -----------  -----------  ----------

3.  ACQUISITION

    On January 4, 1994, the Company acquired all of the outstanding capital stock of MICHAEL Business Systems Plc for $3.4 million in cash, plus a contingent payment of up to $1.5 million, payable over the next three years. MICHAEL Business Systems Plc was a privately held United Kingdom company providing microcomputer-based products and network integration services. The acquisition will be accounted for as a purchase and the net assets and results of operations will be included in the Company's Consolidated Financial Statements beginning January 4, 1994.

    The purchase price and expenses associated with the acquisition exceeded the fair market value of the net assets acquired by approximately $8.7 million and will be amortized on a straight-line basis over ten years.

    The following represents the unaudited pro forma results of operations and assumes that the acquisition described above occurred as of the period presented after giving effect to certain adjustments, including the excess of cost over the underlying fair market value of net assets.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                      YEAR ENDED
                                                                                                      JANUARY 1,
                                                                                                         1994
                                                                                                    --------------
Revenues..........................................................................................   $    487,291
Net earnings......................................................................................   $      8,407
Net earnings per share............................................................................   $       0.61
Weighted average common shares outstanding........................................................         13,764

    The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had this transaction taken place at the beginning of the period presented or of future results of operations.

                           CONTROL DATA SYSTEMS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN MILLIONS)

    OVERVIEW. Control Data Systems, Inc. ("Control Data Systems" or the "Company") is a systems integrator, developing and implementing open systems solutions for the operational problems of customers worldwide. The Company relies upon its computer professionals to provide the consulting services required to define, develop, install and maintain computer-based solutions. The Company has a growing family of open systems technology partners and suppliers offering a range of hardware platforms and software products which the Company then customizes for a particular customer environment. These integration/consulting services -- Control Data Brainware-TM- -- are based upon the Company's 37 years of experience in implementing leading-edge solutions for complex computing environments. The Company serves customers in technical, government and commercial markets.

REVENUES BY CATEGORY

                                                                       THREE MONTHS ENDED
                                                                      --------------------
                                                                      APRIL 2,   APRIL 3,
                                                                        1994       1993       CHANGE
                                                                      ---------  ---------  -----------
Software and services...............................................  $    35.1  $    33.8        3.8%
Maintenance and support.............................................       22.7       28.3      (19.8)%
                                                                      ---------  ---------      -----
  Integration services..............................................       57.8       62.1       (6.9)%
Hardware products...................................................       87.8       40.6      116.3%
                                                                      ---------  ---------      -----
  Total revenues....................................................  $   145.6  $   102.7       41.8%
                                                                      ---------  ---------      -----
                                                                      ---------  ---------      -----

REVENUES BY GEOGRAPHY

                                                                        THREE MONTHS ENDED
                                                                       --------------------
                                                                       APRIL 2,   APRIL 3,
                                                                         1994       1993       CHANGE
                                                                       ---------  ---------  -----------
Americas.............................................................  $    73.7  $    45.8       60.9%
Europe...............................................................       55.4       44.8       23.7%
Asia.................................................................       16.5       12.1       36.4%
                                                                       ---------  ---------      -----
  Total revenues.....................................................  $   145.6  $   102.7       41.8%
                                                                       ---------  ---------      -----
                                                                       ---------  ---------      -----

    Revenues for first quarter 1994 of $145.6 million increased 41.8% from first quarter 1993 revenues of $102.7 million. The increase results from a combination of the inclusion of revenues from acquired companies and increased revenue levels resulting from implementing open systems solutions for the Company's customers. The majority of the increase in hardware products results from the inclusion of revenue from recent acquisitions that were completed in the second half of 1993 and the first quarter of 1994. The operations of the acquired companies have been or are in the process of being integrated with existing Company operations. This integration is being done to maximize the strengths of both the acquired and existing operations. It will not be possible to quantify the incremental revenues from the acquired companies in future periods.

                           CONTROL DATA SYSTEMS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)
                             (DOLLARS IN MILLIONS)

COST OF REVENUES AND GROSS PROFIT

                                                                          THREE MONTHS ENDED
                                                                       ------------------------
                                                                        APRIL 2,     APRIL 3,
                                                                          1994         1993        CHANGE
                                                                       -----------  -----------  -----------
Cost of revenues.....................................................  $   105.6    $    61.6         71.4%
Percentage of revenues...............................................       72.5%        60.0%
Gross profit.........................................................  $    40.0    $    41.1         (2.7)%
Percentage of revenues...............................................       27.5%        40.0%

    Revenue mix is the primary factor in the decrease of gross margins in the first quarter of 1994. Hardware product revenue volume represented 60% of total revenue volume in the quarter compared with 40% in the year ago quarter. The inclusion of lower gross margin hardware products from the recently acquired companies was a primary factor in the decrease in overall margin. In addition, gross margins in the software and services revenue segment were lower than the year ago quarter. This results in part from an increase in staffing of customer service personnel in anticipation of increased requirements later in the year, and in part from the transfer of personnel that were previously focused on technical and marketing support activities.

OPERATING EXPENSES

                                                                            THREE MONTHS ENDED
                                                                         ------------------------
                                                                          APRIL 2,     APRIL 3,
                                                                            1994         1993        CHANGE
                                                                         -----------  -----------  -----------
Selling, general and administrative....................................  $    35.2    $    33.5          5.1%
Percentage of revenues.................................................       24.2%        32.6%
Technical..............................................................  $     3.6    $     7.4        (51.4)%
Percentage of revenues.................................................        2.5%         7.2%

    SELLING, GENERAL AND ADMINISTRATIVE (SG&A). The increase in SG&A results primarily from the SG&A expenses assumed in the acquisitions completed in June and October of 1993 and January 1994.

    TECHNICAL. The decrease in technical expense is an ongoing trend as the Company continues its transition from a provider of proprietary products to a systems integration company.

NONOPERATING INCOME

                                                                            THREE MONTHS ENDED
                                                                         ------------------------
                                                                          APRIL 2,     APRIL 3,
                                                                            1994         1993        CHANGE
                                                                         -----------  -----------  -----------
Nonoperating income....................................................  $     0.5    $     2.4        (79.2)%
Percentage of revenues.................................................        0.3%         2.3%

    INTEREST EXPENSE. Interest expense decreased in the first quarter of 1994 due to decreased average daily short-term borrowings in certain international subsidiaries.

    INTEREST INCOME. Interest income decreased in the first quarter of 1994 due to lower average daily cash and short-term investments balances versus the first quarter of 1993.

    OTHER INCOME. Other income decreased in first quarter 1994 due to foreign currency transaction losses of $0.3 million in the first quarter 1994 versus $0.2 million of foreign currency transaction gains in the first quarter 1993 and $0.3 million in equity in losses of affiliates in the first quarter 1994 versus $0.4 million in equity in earnings of affiliates in the first quarter 1993. Other income in the year ago quarter also included a $0.6 million gain from sale of land.

                           CONTROL DATA SYSTEMS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)
                             (DOLLARS IN MILLIONS)

PROVISION FOR INCOME TAXES

                                                                                    THREE MONTHS ENDED
                                                                                 ------------------------
                                                                                  APRIL 2,     APRIL 3,
                                                                                    1994         1993
                                                                                 -----------  -----------
Provision for income taxes.....................................................  $     0.4    $     1.3
Percentage of revenues.........................................................        0.3%         1.2%

    The provisions for income taxes in first quarter 1994 and 1993 relate primarily to foreign income taxes on the earnings of the Company's foreign subsidiaries and state franchise and foreign withholding taxes on certain United States income.

NET EARNINGS AND EARNINGS PER SHARE

                                                                                    THREE MONTHS ENDED
                                                                                 ------------------------
                                                                                  APRIL 2,     APRIL 3,
                                                                                    1994         1993
                                                                                 -----------  -----------
Net earnings...................................................................  $     1.4    $     1.3
Percentage of revenues.........................................................        1.0%         1.3%
Earnings per share.............................................................  $     0.10   $     0.10

    Net earnings for the first quarter of 1994 were comparable to the first quarter of 1993, however, earnings from operations for the first quarter of 1994 increased by $1.1 million to $1.3 million from the year ago quarter. The increase in operating earnings is due to increased revenues and a reduction in total operating expenses. Operating results for the three months ended April 2, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

OUTLOOK

    The following factors, among others, should be considered in evaluating the Company's outlook.

    GENERAL. The Company participates in the systems integration segment of the information systems and services market. This segment is projected to grow in excess of 15% per year over the next four years. Equipment manufacturers, large consulting firms and traditional systems integrators also compete in this market segment. However, there are many smaller firms also active in this segment with no one firm having a dominant position.

    REVENUES. The Company expects total revenues to increase in 1994 over 1993 levels due in part to the recent acquisition activity and in part to increased revenues from providing integration services to its customers. These are expected to more than offset the continuing decline in the sale and servicing of proprietary products.

    COST OF REVENUES. The Company's cost of revenues as a percentage of total revenues increased in the first quarter of 1994 from the year ago quarter. Gross margins, as a percentage of sales, for the balance of 1994 are expected to continue at levels lower than comparable periods of 1993.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased in first quarter of 1994 from 1993. SG&A expenses are expected to decrease as a percentage of revenues in 1994, as revenues are expected to increase at a faster rate than SG&A expenses, including the expenses of the acquired businesses.

    TECHNICAL EXPENSES. Technical spending declined in the first quarter of 1994 from a year ago. The Company continues to transition from a provider of proprietary products to a systems integrator. Technical spending for the remainder of the year is expected to be comparable to first quarter 1994.

                           CONTROL DATA SYSTEMS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)
                             (DOLLARS IN MILLIONS)

    INCOME TAX RATE. In total, the Company has $110.0 million of deferred tax assets at January 1, 1994, which can be used to offset taxes on future earnings. However, the Company maintains significant operations outside the United States that, if profitable, will be subject to corporate income taxes in 1994. Consequently, the Company's 1994 current estimated tax rate of 24% is highly dependent on its geographic distribution of earnings, and therefore volatile.

    FOREIGN  EXCHANGE.    A  large  percentage  of  the  Company's  revenues  is
transacted in local currencies. As a result, the Company's revenues are subject to foreign exchange rate fluctuations.

    ACCOUNTING STANDARDS. Accounting standards promulgated by the Financial Accounting Standards Board change periodically. Changes in such standards, including currently proposed changes in accounting for employee stock option plans, may have a negative impact on the Company's future reported earnings.

FINANCIAL CONDITION

    The Company's cash and short-term investments totaled $78.1 million at April 2, 1994 and represented 21.0% of total assets.

    The Company has no long-term debt. Stockholders' equity at April 2, 1994 was $177.2 million.

    Total cash and short-term investment balances decreased by $3.6 million in the first quarter of 1994 primarily due to the acquisition of MICHAEL Business Systems Plc which totaled $3.8 million for purchase of equity and payment of acquisition related expenses.

    Cash used in operations was $0.7 million in the first quarter of 1994 due to restructuring payments of $7.1 million partially offset by depreciation and amortization of $4.5 million and net earnings of $1.4 million.

    As of April 2, 1994, the Company has available up to $33.5 million under bank lines of credit in certain international subsidiaries and a U.S. credit agreement which provides up to $10.0 million in unsecured short-term financing.

    The Company still has $25.0 million of restructure obligations as of April 2, 1994, $15.1 million of which are expected to be paid in the next twelve months. In addition, pressure on gross margins is expected to continue, reflecting the shift in revenue mix towards open systems products and downward price pressures facing resellers of computer equipment. The Company's operations are highly decentralized and geographically dispersed, which constrains the ability to quickly reduce certain infrastructure costs if revenue volumes unexpectedly decline. Additionally, timing of product orders by customers may cause operating earnings to fluctuate between periods. Despite these factors, the above-mentioned funds are expected to be sufficient to meet the Company's operating requirements in 1994. To the extent it may be necessary to supplement these sources of cash, the Company could seek financing from strategic investors and through future debt or equity financing in the public or private markets. The ability of the Company to borrow money or to sell debt or equity securities will depend on its results of operations, financial condition and business prospects, as well as on conditions then prevailing in the computer industry and the relevant capital markets.

                                    PART II
                               OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K
    (a) Exhibits
       11 Computation of Earnings per Common share

    (b) Reports on Form 8-K
       None.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                CONTROL DATA SYSTEMS, INC.

                                          --------------------------------------
                                                        Registrant

Date: May 13, 1994                                  /s/ J. F. KILLORAN

                                          --------------------------------------
                                                      J. F. Killoran
                                            VICE PRESIDENT AND CHIEF FINANCIAL
                                                         OFFICER
                                              (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

EXHIBITS FILED AS ITEM 6 TO THE QUARTERLY REPORT OF CONTROL DATA SYSTEMS, INC. ON FORM 1O-Q FOR THE QUARTER ENDED APRIL 2, 1994.

(11) -- Computation of Earnings Per Common Share