Form 10-Q
period 1994-07-02
CONTROL DATA SYSTEMS INC
filed 1994-08-15
CIK 887309

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                            ------------------------

                                   (Mark one)

      /X/    QUARTERLY  REPORT  UNDER  SECTION 13  OR  15(D)  OF  THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 2, 1994

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable: 13,780,132 shares of Common Stock, $0.01 par value per share, as of August 12, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           CONTROL DATA SYSTEMS, INC.
                                   FORM 10-Q
                                  JULY 2, 1994

                                     INDEX

                                                                                                               PAGE
                                                                                                             ---------
PART I -- FINANCIAL INFORMATION:

  Consolidated Statements of Operations --
   Three and six months ended July 2, 1994 and July 3, 1993................................................          2

  Consolidated Balance Sheets --
   July 2, 1994 and January 1, 1994........................................................................          3

  Consolidated Statements of Cash Flows --
   Three and six months ended July 2, 1994 and July 3, 1993................................................          4

  Notes to Consolidated Financial Statements...............................................................          6

  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.....................................................................          7

PART II -- OTHER INFORMATION...............................................................................         12

SIGNATURE..................................................................................................         13

EXHIBIT INDEX..............................................................................................         14

                                     PART 1

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONTROL DATA SYSTEMS, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             ------------------------  ------------------------
                                                               JULY 2,      JULY 3,      JULY 2,      JULY 3,
                                                                1994         1993         1994         1993
                                                             -----------  -----------  -----------  -----------
REVENUES:
  Net sales and rentals....................................  $    81,071  $    59,404  $   177,624  $   109,063
  Services.................................................       50,203       55,497       99,280      108,583
                                                             -----------  -----------  -----------  -----------
    Total revenues.........................................      131,274      114,901      276,904      217,646
COST OF REVENUES:
  Net sales and rentals....................................       55,809       35,092      125,743       62,187
  Services.................................................       36,306       36,003       71,986       70,510
                                                             -----------  -----------  -----------  -----------
    Total cost of revenues.................................       92,115       71,095      197,729      132,697
                                                             -----------  -----------  -----------  -----------
    Gross profit...........................................       39,159       43,806       79,175       84,949
OPERATING EXPENSES:
  Selling, general and administrative......................       34,745       34,394       69,916       67,940
  Technical................................................        3,649        7,296        7,230       14,715
                                                             -----------  -----------  -----------  -----------
    Total operating expenses...............................       38,394       41,690       77,146       82,655
                                                             -----------  -----------  -----------  -----------
    Earnings from operations...............................          765        2,116        2,029        2,294
                                                             -----------  -----------  -----------  -----------
OTHER INCOME (EXPENSES):
  Interest expense.........................................         (386)        (445)        (663)      (1,133)
  Interest income..........................................        1,088        1,595        2,293        3,389
  Other income (expenses), net.............................         (283)       2,280         (686)       3,584
                                                             -----------  -----------  -----------  -----------
    Total other income, net................................          419        3,430          944        5,840
                                                             -----------  -----------  -----------  -----------
    Earnings before income taxes...........................        1,184        5,546        2,973        8,134
PROVISION FOR INCOME TAXES.................................          501        1,229          931        2,479
                                                             -----------  -----------  -----------  -----------
    Net earnings...........................................  $       683  $     4,317  $     2,042  $     5,655
                                                             -----------  -----------  -----------  -----------
                                                             -----------  -----------  -----------  -----------
Net earnings per common share and common share
 equivalents...............................................  $      0.05  $      0.32  $      0.15  $      0.43
                                                             -----------  -----------  -----------  -----------
                                                             -----------  -----------  -----------  -----------
Weighted average common shares outstanding
 (in thousands)............................................       13,904       13,290       13,862       13,299
                                                             -----------  -----------  -----------  -----------
                                                             -----------  -----------  -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                                         JULY 2,    JANUARY 1,
                                                                                          1994         1994
                                                                                       -----------  -----------
                                                                                       (UNAUDITED)
Current assets:
  Cash and short-term investments....................................................   $  73,931   $    81,635
  Trade and other receivables........................................................     126,767       125,470
  Inventories........................................................................      56,832        56,222
  Prepaid expenses and other current assets..........................................       7,243         7,898
                                                                                       -----------  -----------
    Total current assets.............................................................     264,773       271,225
  Investments and advances...........................................................         623           615
  Property and equipment, net........................................................      29,357        28,058
  Leased and data center equipment, net..............................................       3,142         4,779
  Noncurrent trade receivables.......................................................      10,550        11,638
  Goodwill, net......................................................................      34,950        27,842
  Other noncurrent assets............................................................       9,900         8,766
                                                                                       -----------  -----------
    Total assets.....................................................................   $ 353,295   $   352,923
                                                                                       -----------  -----------
                                                                                       -----------  -----------
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable......................................................................   $  10,421   $     1,891
  Accounts payable...................................................................      34,497        35,212
  Customer advances and deferred income..............................................      15,186        19,665
  Accrued taxes......................................................................         674         4,104
  Accrued salaries and wages.........................................................      16,459        16,620
  Restructure reserves, current portion..............................................      13,469        21,722
  Other accrued expenses.............................................................      39,623        38,143
                                                                                       -----------  -----------
    Total current liabilities........................................................     130,329       137,357
Deferred income taxes................................................................       1,025         1,123
Restructure reserves, less current portion...........................................       9,501        10,554
Pension liabilities..................................................................      29,782        27,870
Other noncurrent liabilities.........................................................       5,077           843
                                                                                       -----------  -----------
    Total liabilities................................................................     175,714       177,747
                                                                                       -----------  -----------
Stockholders' equity:
  Preferred stock, par value $.01 per share, authorized
   5,000,000 shares; none issued and outstanding.....................................      --           --
  Common stock, par value $.01 per share, authorized
   50,000,000 shares; issued and outstanding
   13,780,132 and 13,598,668 shares as of July 2, 1994
   and January 1, 1994, respectively.................................................         138           136
Additional paid-in capital...........................................................     160,976       159,683
Retained earnings....................................................................      25,204        23,162
Minimum pension liability adjustment.................................................      (4,722)       (4,722)
Foreign currency translation adjustment..............................................      (4,015)       (3,083)
                                                                                       -----------  -----------
    Total stockholders' equity.......................................................     177,581       175,176
                                                                                       -----------  -----------
    Total liabilities and stockholders' equity.......................................   $ 353,295   $   352,923
                                                                                       -----------  -----------
                                                                                       -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                           SIX MONTHS ENDED
                                                                                        ----------------------
                                                                                         JULY 2,     JULY 3,
                                                                                          1994        1993
                                                                                        ---------  -----------
Cash Flows from Operating Activities:
  Net earnings........................................................................  $   2,042  $     5,655
  Adjustments to reconcile net earnings to
   net cash used in operating activities:
    Depreciation......................................................................      7,752        8,223
    Amortization......................................................................      2,130          595
    Foreign currency transaction gain.................................................       (452)        (235)
    Equity in losses (gains) of affiliates............................................        745         (708)
    Restructure reserves utilized.....................................................     (9,786)     (14,450)
    Loss (gain) on sale of marketable securities and other assets.....................        150       (2,178)
    Net change in working capital items...............................................     (8,732)      (1,186)
    Net change in noncurrent trade receivables........................................     (1,274)      (3,797)
    Other.............................................................................        508        1,135
                                                                                        ---------  -----------
      Net cash used in operating activities...........................................     (6,917)      (6,946)
                                                                                        ---------  -----------
Cash Flows from Investing Activities:
  Expended for property and equipment.................................................     (4,148)      (5,675)
  Expended for leased and data center equipment.......................................       (492)      (1,187)
  Proceeds from sales of property and equipment.......................................        242        1,787
  Proceeds from sale of Silicon Graphics, Inc. common stock...........................     --            3,244
  Acquisitions of businesses, net of cash provided....................................     (3,844)     (10,687)
  Change in short-term investments....................................................      3,651       28,166
                                                                                        ---------  -----------
      Net cash (used in) provided by investing activities.............................     (4,591)      15,648
                                                                                        ---------  -----------
Cash Flows from Financing Activities:
  Borrowings under short-term financing arrangements, net.............................      6,070        5,705
  Repayments of long-term obligations.................................................     --           (7,125)
  Proceeds from issuance of common stock, net of issuance costs.......................      1,295          635
  Proceeds from issuance of nonrefundable equity option in ICEM Systems GmbH..........     --            2,813
                                                                                        ---------  -----------
      Net cash provided by financing activities.......................................      7,365        2,028
                                                                                        ---------  -----------
Effect of Exchange Rate Changes on Cash...............................................         90         (581)
                                                                                        ---------  -----------
  Net change in cash and cash equivalents.............................................     (4,053)      10,149
  Cash and cash equivalents, beginning of period......................................     19,164        5,142
                                                                                        ---------  -----------
  Cash and cash equivalents, end of period............................................     15,111       15,291
  Short-term investments..............................................................     58,820      101,115
                                                                                        ---------  -----------
Cash and short-term investments, end of period........................................  $  73,931  $   116,406
                                                                                        ---------  -----------
                                                                                        ---------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                           SIX MONTHS ENDED
                                                                                        ----------------------
                                                                                         JULY 2,     JULY 3,
                                                                                          1994        1993
                                                                                        ---------  -----------
Net Change in Working Capital Items:
  Trade and other receivables.........................................................  $   6,833  $     4,377
  Inventories.........................................................................      2,348       (6,068)
  Prepaid expenses and other current assets...........................................        853        2,051
  Accounts payable....................................................................     (9,491)        (471)
  Customer advances and deferred income...............................................     (5,742)        (273)
  Accrued taxes.......................................................................     (2,968)      (1,096)
  Accrued salaries and wages..........................................................       (459)      (4,719)
  Other accrued expenses..............................................................       (106)       5,013
                                                                                        ---------  -----------
      Net change in working capital items.............................................  $  (8,732) $    (1,186)
                                                                                        ---------  -----------
                                                                                        ---------  -----------
Supplemental Cash Flow Information:
  Cash paid (received) during the period for:
    Interest paid.....................................................................  $     672  $     1,133
    Income taxes paid.................................................................      1,893        3,244
    Income taxes refunded.............................................................       (622)         (11)

  The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JULY 2, 1994

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

2. STOCKHOLDERS' EQUITY

                                             COMMON STOCK                               MINIMUM      FOREIGN
                                          ------------------   ADDITIONAL               PENSION      CURRENCY
                                           NUMBER               PAID-IN     RETAINED   LIABILITY    TRANSLATION
                                          OF SHARES   AMOUNT    CAPITAL     EARNINGS   ADJUSTMENT   ADJUSTMENT    TOTAL
                                          ---------   ------   ----------   --------   ----------   ----------   --------
                                                                 (DOLLARS AND SHARES IN THOUSANDS)
Balance at January 1, 1994..............   13,599      $136     $ 159,683   $ 23,162    $(4,722)     $(3,083)    $175,176
  Issuance of common stock under the
   Employee Stock Purchase Plan.........       42      --             336      --         --           --             336
  Exercises of stock options............       48         1           320      --         --           --             321
  Foreign currency translation
   adjustment...........................    --         --          --          --         --              32           32
  Net earnings..........................    --         --          --          1,359      --           --           1,359
                                          ---------   ------   ----------   --------   ----------   ----------   --------
Balance at April 2, 1994................   13,689       137       160,339     24,521     (4,722)      (3,051)     177,224
  Issuance of common stock under the
   Employee Stock Purchase Plan.........       20      --             137      --         --           --             137
  Exercises of stock options............       71         1           500      --         --           --             501
  Foreign currency translation
   adjustment...........................    --         --          --          --         --            (964)        (964)
  Net earnings..........................    --         --          --            683      --           --             683
                                          ---------   ------   ----------   --------   ----------   ----------   --------
Balance at July 2, 1994.................   13,780      $138     $ 160,976   $ 25,204    $(4,722)     $(4,015)    $177,581
                                          ---------   ------   ----------   --------   ----------   ----------   --------
                                          ---------   ------   ----------   --------   ----------   ----------   --------

                           CONTROL DATA SYSTEMS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN MILLIONS)

    OVERVIEW.    Control  Data  Systems, Inc.  ("Control  Data  Systems"  or the
"Company") is a comprehensive systems integration company that helps businesses and government institutions provide measurable value to their customers and
constituents  by   coupling  business   process  improvement   with   technology
innovation.  The Company relies  upon its computer  professionals to provide the
consulting  services  required   to  define,  develop,   install  and   maintain
computer-based solutions. The Company has a growing family of open systems technology partners and suppliers offering a range of hardware platforms and software products which the Company then customizes for a particular customer environment. These integration/consulting services -- Control Data Brainware-TM-
- -- are based upon the Company's 37 years of experience in implementing leading-edge solutions for complex computing environments. The Company serves customers in technical, government and commercial markets.

REVENUES BY CATEGORY

                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                         --------------------               --------------------
                                          JULY 2,    JULY 3,                 JULY 2,    JULY 3,
                                           1994       1993       CHANGE       1994       1993       CHANGE
                                         ---------  ---------  -----------  ---------  ---------  -----------
Software and services..................  $    36.3  $    37.0       (1.9)%  $    71.4  $    70.8        0.8%
Maintenance and support................       22.7       29.4      (22.8)%       45.4       57.7      (21.3)%
Hardware products......................       72.3       48.5       49.1%       160.1       89.1       79.7%
                                         ---------  ---------      -----    ---------  ---------      -----
  Total revenues.......................  $   131.3  $   114.9       14.3%   $   276.9  $   217.6       27.3%
                                         ---------  ---------      -----    ---------  ---------      -----
                                         ---------  ---------      -----    ---------  ---------      -----

REVENUES BY GEOGRAPHY

                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                          --------------------               --------------------
                                           JULY 2,    JULY 3,                 JULY 2,    JULY 3,
                                            1994       1993       CHANGE       1994       1993       CHANGE
                                          ---------  ---------  -----------  ---------  ---------  -----------
Americas................................  $    56.5  $    48.6       16.3%   $   130.2  $    94.4       37.9%
Europe..................................       57.9       46.1       25.6%       113.3       90.9       24.6%
Asia....................................       16.9       20.2      (16.3)%       33.4       32.3        3.4%
                                          ---------  ---------      -----    ---------  ---------      -----
  Total revenues........................  $   131.3  $   114.9       14.3%   $   276.9  $   217.6       27.3%
                                          ---------  ---------      -----    ---------  ---------      -----
                                          ---------  ---------      -----    ---------  ---------      -----

    Revenues for second quarter 1994 of $131.3 million increased 14.3% from second quarter 1993 revenues of $114.9 million. Revenues for the first six months of 1994 totaled $276.9 million, an increase of 27.3% from the $217.6 million of revenue in the first six months of 1993. The increase in both the second quarter and the first six months of 1994 results from a combination of the inclusion of revenues from acquired companies and increased revenue levels resulting from implementing open systems solutions for the Company's customers. The majority of the increase in hardware products results from the inclusion of revenue from recent acquisitions that were completed in the second half of 1993 and the first quarter of 1994. The operations of the acquired companies have been integrated with existing Company operations and now conduct their business under the name of Control Data Systems in their respective markets.

                           CONTROL DATA SYSTEMS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)
                             (DOLLARS IN MILLIONS)

COST OF REVENUES AND GROSS PROFIT

                                      THREE MONTHS ENDED                      SIX MONTHS ENDED
                                   ------------------------               ------------------------
                                     JULY 2,      JULY 3,                   JULY 2,      JULY 3,
                                      1994         1993        CHANGE        1994         1993        CHANGE
                                   -----------  -----------  -----------  -----------  -----------  -----------
Cost of revenues.................  $    92.1    $    71.1         29.5%   $   197.7    $   132.7         49.0%
Percentage of revenues...........       70.1%        61.9%                     71.4%        61.0%
Gross profit.....................  $    39.2    $    43.8        (10.5)%  $    79.2    $    84.9         (6.7)%
Percentage of revenues...........       29.9%        38.1%                     28.6%        39.0%

    A combination of factors contribute to the decrease of gross margin dollars as a percentage of revenue in the second quarter and first half of 1994 as compared to the comparable periods of 1993. Revenue mix in terms of higher quantities of lower margin hardware products, lower quantities of higher margin hardware maintenance services, and lower margins on software and services revenues are the primary factors contributing to the decrease. The software and services gross margin is primarily impacted by the under utilization of the technical resources due to contract award slippage and the changing skill requirements of the technical workforce.

OPERATING EXPENSES

                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                      ------------------------               ------------------------
                                        JULY 2,      JULY 3,                   JULY 2,      JULY 3,
                                         1994         1993        CHANGE        1994         1993        CHANGE
                                      -----------  -----------  -----------  -----------  -----------  -----------
Selling, general and
 administrative.....................  $    34.7    $    34.4          0.9%   $    69.9    $    67.9          2.9%
Percentage of revenues..............       26.4%        29.9%                     25.2%        31.2%
Technical...........................  $     3.7    $     7.3        (49.3)%  $     7.3    $    14.7        (50.3)%
Percentage of revenues..............        2.8%         6.4%                      2.6%         6.8%

    SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expense in the second quarter of 1994 is essentially the same as the comparable quarter in 1993. SG&A expense for the first six months of 1994 has increased by 2.9% from the comparable period in 1993. The inclusion of the companies acquired in the second half of 1993 and the first quarter of 1994 are the primary reason for the increase.

    TECHNICAL.   The decrease  in technical expense  is an ongoing  trend as the
Company continues its transition from a provider of proprietary products to a systems integration company.

NONOPERATING INCOME

                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                          --------------------             -----------------
                                          JULY 2,      JULY 3,             JULY 2,   JULY 3,
                                           1994         1993     CHANGE     1994      1993     CHANGE
                                          -------      -------   -------   -------   -------   -------
Nonoperating income.....................   $0.4         $3.4     (88.2)%    $0.9      $5.8     (84.5)%
Percentage of revenues..................    0.3%         3.0%                0.3%      2.7%

    INTEREST EXPENSE. Interest expense decreased in the second quarter and first half of 1994 versus the comparable periods in 1993 due to decreased average daily short-term borrowings and lower interest rates on the outstanding borrowings.

    INTEREST INCOME. Interest income decreased in the second quarter and the first half of 1994 versus the comparable periods of 1993 due to lower average daily cash and short-term investment balances combined with lower interest rates on the investments.

                           CONTROL DATA SYSTEMS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)
                             (DOLLARS IN MILLIONS)

    OTHER INCOME. Other income decreased by $2.6 million and $4.3 million respectively in the second quarter of 1994 and in the first half of 1994 versus the comparable periods in 1993. The primary reason for the decrease in the second quarter relates to the inclusion of $1.5 million of gain on investments in 1993 arising out of the sale of Silicon Graphics Inc. common stock versus $0.9 million expense in the second quarter of 1994 resulting from the reduction in the market value of certain short-term investments due to increases in interest rates. The decrease for the first half of 1994 versus 1993 is attributable to the items in the second quarter as described above combined with a loss in affiliates of $0.7 million in the first half of 1994 versus a gain of $0.7 million in the first half of 1993. This primarily relates to the Company's fifty percent interest in Metaphase Technologies Inc.

PROVISION FOR INCOME TAXES

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    ------------------------  ------------------------
                                                      JULY 2,      JULY 3,      JULY 2,      JULY 3,
                                                       1994         1993         1994         1993
                                                    -----------  -----------  -----------  -----------
Provision for income taxes........................  $     0.5    $     1.2    $     0.9    $     2.5
Percentage of revenues............................        0.4%         1.0%         0.3%         1.1%

    The provision for income taxes in second quarter and first half 1994 and the comparable periods in 1993 relate primarily to foreign income taxes on the earnings of the Company's foreign subsidiaries and state franchise and foreign withholding taxes on certain United States income.

NET EARNINGS AND EARNINGS PER SHARE

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                              ------------------------  ------------------------
                                                JULY 2,      JULY 3,      JULY 2,      JULY 3,
                                                 1994         1993         1994         1993
                                              -----------  -----------  -----------  -----------
Net earnings................................  $     0.7    $     4.4    $     2.1    $     5.7
Percentage of revenues......................        0.5%         3.8%         0.8%         2.6%
Earnings per share..........................  $    0.05    $    0.32    $    0.15    $    0.43

    Net earnings for the second quarter and first half 1994 are lower than the comparable periods of 1993. The primary factors are the lower gross margins and the decreased other income in 1994 versus the comparable periods of the prior year. Operating results for the six months ended July 2,1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

OUTLOOK

    The following factors, among others, should be considered in evaluating the Company's outlook.

    GENERAL. The Company participates in the systems integration segment of the information systems and services market. This segment is projected to grow by more than 15% per year over the next four years. Equipment manufacturers, large consulting firms and traditional systems integrators also compete in this market segment. There are many smaller firms also active in this market segment with no one firm having a dominant position. Many of the companies in this market segment offer outsourcing and other types of long term agreements with their customer base. The result of these types of activities is to develop a backlog of business that creates a certain predictable revenue base in future periods. The Company has a limited number of these types of arrangements. Therefore, revenue predictability is currently difficult, which produces additional volatility of earnings quarter to quarter.

    Business activity in selected operations during the first six months of 1994 has fallen below the Company's business plan. The Company's profit levels have been influenced by difficulties in certain

                           CONTROL DATA SYSTEMS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)
                             (DOLLARS IN MILLIONS)
European countries, the continuing deferral of application development and systems integration projects in Asia, and the redirection of a few commercial integration projects in the United States. In addition, demand and pricing for the Company's proprietary products is decreasing at a rate faster than originally anticipated. The Company will be conducting a thorough review of its worldwide business operations and market opportunities. If certain of the business trends as mentioned above appear to reflect permanent changes in market conditions, the Company will be required to reduce its worldwide operations and the geographical dispersion of its business to remain competitive. Accordingly, the Company may be required to record additional restructuring charges and revalue certain assets employed in the delivery of its services and products.

    REVENUES. The Company expects total revenues to increase in 1994 over 1993 levels due in part to the recent acquisition activity and in part to increased revenues from providing integration services to its customers. These revenues are expected to more than offset the continuing decline in the sale and servicing of proprietary products. Sales of proprietary products were approximately 30% of the total product revenues in the first half of 1993 versus approximately 10% in the comparable period in 1994.

    COST OF REVENUES. The Company's cost of revenues as a percentage of total revenues increased in the second quarter and first six months of 1994 from the comparable periods of the prior year. Gross margins, as a percentage of sales, for the balance of 1994 are expected to continue at levels lower than comparable periods of 1993. Due to varying gross margins on different types of product sales and the varying gross margins of specific large projects quarter to quarter, total gross margins will be volatile.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses are expected to decrease as a percentage of revenues in 1994, as revenues are expected to increase at a faster rate than SG&A expenses, including the expenses of the acquired businesses.

    TECHNICAL EXPENSES. Technical spending declined in the second quarter and for the first six months of 1994 from the comparable periods in 1993. The company continues to transition away from being a provider of proprietary products, which required higher technical spending as a percentage of revenues than does a systems integration company. Technical spending for the remainder of the year is expected to be comparable to the first and second quarter of 1994.

    INCOME TAX RATE. In total, the Company has $110.0 million of deferred tax assets at January 1, 1994, which can be used to offset taxes on future earnings. However, the Company maintains significant operations outside the United States that, if profitable, will be subject to corporate income taxes in 1994. In addition certain tax liabilities exist that are attributable to factors other than profitability. Consequently, the Company's tax rate as a percentage of earnings before income taxes is volatile.

    FOREIGN EXCHANGE. A large percentage of the Company's revenues, costs and expenses are transacted in local currencies. As a result, the Company's financial results are subject to foreign exchange rate fluctuations.

    ACCOUNTING STANDARDS. Accounting standards promulgated by the Financial Accounting Standards Board change periodically. Changes in such standards, including currently proposed changes in accounting for employee stock option plans, may have a negative impact on the Company's future reported earnings.

FINANCIAL CONDITION

    The Company's cash and short-term investments totaled $73.9 million at July 2, 1994 and, represented 20.9% of total assets. The Company has no long term debt. Stockholders equity at July 2,

                           CONTROL DATA SYSTEMS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)
                             (DOLLARS IN MILLIONS)
1994 was $177.6 million. Total cash and short-term investment balances declined by $7.7 million from the corresponding January 1, 1994 balances. The primary factors in the decrease are the acquisition of MICHAEL Business Systems Plc which totaled $3.8 million in the first quarter of 1994 and restructuring payments which totaled $9.8 million in the first six months of 1994. Short term debt has increased $8.5 million in the first six months of 1994. Cash used in operations totaled $6.9 million for the first six months of 1994. Payments for restructuring liabilities were the primary factor.

    As of July 2, 1994, the Company has available up to $32.2 million under bank lines of credit in certain international subsidiaries and a U.S. credit agreement which provides up to $10.0 million in unsecured short-term financing.

    The Company has $23.0 million of restructure obligations as of July 2, 1994, $13.5 million of which are expected to be cash outlays in the next twelve months primarily for severance costs, lease and other obligations related to excess facilities, and litigation costs. In addition, pressure on gross margins is expected to continue, reflecting the shift in revenue mix towards open systems products and downward price pressures facing resellers of computer equipment. The Company's operations are highly decentralized and geographically dispersed, which constrains the ability to quickly reduce certain infrastructure costs if revenue volumes unexpectedly decline. Additionally, timing of product orders by customers may cause operating earnings to fluctuate between periods. Despite these factors, the above-mentioned funds are expected to be sufficient to meet the Company's operating requirements in 1994. To the extent it may be necessary to supplement these sources of cash, the Company could seek financing from strategic investors and through future debt or equity financing in the public or private markets. The ability of the Company to borrow money or to sell debt or equity securities will depend on its results of operations, financial condition and business prospects, as well as on conditions then prevailing in the computer industry and the relevant capital markets.

                                    PART II
                               OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

    (a) Exhibits

        11 Computation of Earnings (Loss) per Common Share

    (b) Reports on Form 8-K

        No report on Form 8-K has been filed during the fiscal quarter for which this quarterly report on Form 10-Q is filed.

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

Date: August 15, 1994                               /s/ J. F. KILLORAN

                                          --------------------------------------
                                                      J. F. Killoran
                                            VICE PRESIDENT AND CHIEF FINANCIAL
                                                         OFFICER
                                              (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

EXHIBITS FILED AS ITEM 6 TO THE QUARTERLY REPORT OF CONTROL DATA SYSTEMS, INC. ON FORM 10-Q FOR THE QUARTER ENDED JULY 2, 1994.

(11) -- Computation of Earnings Per Common Share