Form 10-Q
period 1994-10-01
CONTROL DATA SYSTEMS INC
filed 1994-11-14
CIK 887309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1994

OR

_	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM    TO

	Commission File Number 0-20252

Control Data Systems, Inc.
(Exact name of Registrant as Specified in Charter)

Delaware                                  41-1718075
(State or other jurisdiction                     (I.R.S. Employer
      of incorporation)                         Identification No.)
___________

4201 Lexington Avenue North
Arden Hills, Minnesota 55126-6198
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (612) 482-2401

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90
days.     X    Yes                 No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

	Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.       Yes           No

APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable: 13,802,260 shares of Common Stock, $0.01 par value per share, as of November 11, 1994.



CONTROL DATA SYSTEMS, INC.
FORM 10-Q
October 1, 1994

INDEX



Page









Part I - Financial Information:







Consolidated Statements of Operations -
  Three and nine months ended October 1, 1994 and October 2, 1993 ..


2





Consolidated Balance Sheets -
  October 1, 1994 and January 1, 1994 ..............................


3





Consolidated Statements of Cash Flows -
  Three and nine months ended October 1, 1994 and October 2, 1993 ..


4





Notes to Consolidated Financial Statements .........................

6





Management's Discussion and Analysis of Financial
  Condition and Results of Operations ..............................


7





Part II - Other Information .........................................

13





Signature ...........................................................

14





Exhibit Index .......................................................

15







					PART 1
			  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

			CONTROL DATA SYSTEMS, INC.
    CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	(Dollars in thousands, except per share data)




Three Months Ended





Nine Months Ended







October 1,


October 2,


October 1,


October 2,




1994


1993


1994


1993















REVENUES:













 Net sales and rentals..................

$
64,601

$
44,649

$
242,225

$
153,712

 Services...............................


49,045


52,442


148,325


161,025

   Total revenues.......................


113,646


97,091


390,550


314,737

COST OF REVENUES:













 Net sales and rentals..................


46,458


26,358


172,201


88,545

 Services...............................


36,971


33,888


108,957


104,398

   Total cost of revenues...............


83,429


60,246


281,158


192,943

   Gross profit.........................


30,217


36,845


109,392


121,794

OPERATING EXPENSES:













 Selling, general and













  administrative........................


32,985


33,604


102,901


101,544

 Technical..............................


3,190


4,632


10,420


19,347

   Total operating expenses.............


36,175


38,236


113,321


120,891

   Earnings (loss) from operations......


(5,958)


(1,391)


(3,929)


903

OTHER INCOME (EXPENSES):













 Interest expense.......................


(316)


(507)


(979)


(1,640)

 Interest income........................


1,058


1,404


3,351


4,793

 Other income, net......................


790


78


104


3,662

   Total other income, net..............


1,532


975


2,476


6,815

   Earnings (loss) before income taxes..


(4,426)


(416)


(1,453)


7,718

PROVISION FOR INCOME TAXES..............


549


(1,398)


1,480


1,081

   Net earnings (loss).................

$
(4,975)

$
982

$
(2,933)

$
6,637

Net earnings (loss) per common share













   and common share equivalents.........

$
(0.36)

$
0.07

$
(0.21)

$
0.49

Weighted average common shares













   outstanding (in thousands)...........


13,780


14,250


13,734


13,616

The accompanying notes are an integral part of these consolidated financial statements.


CONTROL DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

                                    ASSETS


October 1,


January 1,




1994


1994




(Unaudited)












  Current assets:







    Cash and short-term investments................

$
76,650

$
81,635

    Trade and other receivables....................


113,392


125,470

    Inventories....................................


47,894


56,222

    Prepaid expenses and other current assets......


7,904


7,898

      Total current assets.........................


245,840


271,225

  Investments and advances.........................


1,144


615

  Property and equipment, net......................


28,250


28,058

  Leased and data center equipment, net............


2,564


4,779

  Noncurrent trade and other receivables...........


8,210


11,638

  Goodwill, net....................................


34,171


27,842

  Other noncurrent assets..........................


10,944


8,766

      Total assets.................................

$
331,123

$
352,923









                 LIABILITIES AND STOCKHOLDERS' EQUITY















  Current liabilities:







    Notes payable..................................

$
8,415

$
1,891

    Accounts payable...............................


28,518


35,212

    Customer advances and deferred income..........


14,763


19,665

    Accrued taxes..................................


983


4,104

    Accrued salaries and wages.....................


18,077


16,620

    Restructure reserves, current portion..........


10,968


21,722

    Other accrued expenses.........................


33,524


38,143

      Total current liabilities....................


115,248


137,357

  Deferred income taxes............................


1,118


1,123

  Restructure reserves, less current portion.......


5,501


10,554

  Pension liabilities..............................


29,706


27,870

  Other noncurrent liabilities.....................


5,361


843

      Total liabilities............................


156,934


177,747









  Stockholders' equity:







    Preferred stock, par value $.01 per share,







      authorized 5,000,000 shares; none issued







      and outstanding..............................


       -


        -

    Common stock, par value $.01 per share,







      authorized 50,000,000 shares; issued and







      outstanding 13,780,410 and 13,598,668 shares







      as of October 1, 1994 and January 1, 1994,







      respectively.................................


138


136

    Additional paid-in capital.....................


160,977


159,683

    Retained earnings..............................


20,229


23,162

    Minimum pension liability adjustment...........


(4,722)


(4,722)

    Foreign currency translation adjustment........


(2,433)


(3,083)

      Total stockholders' equity...................


174,189


175,176

      Total liabilities and stockholders' equity...

$
331,123

$
352,923

The accompanying notes are an integral part of these consolidated financial statements.


CONTROL DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)




Nine Months Ended







October 1,


October 2,




1994


1993









Cash Flows from Operating Activities:







  Net earnings (loss)................................

$
(2,933)

$
6,637

  Adjustments to reconcile net earnings (loss) to net







    cash used in operating activities:







      Depreciation...................................


11,251


12,558

      Amortization...................................


3,437


1,195

      Foreign currency transaction loss (gain).......


(798)


116

      Equity in losses (gains) of affiliates.........


714


(177)

      Restructure reserves utilized..................


(16,276)


(18,864)

      Loss (gain) on sale of marketable securities







        and other assets.............................


342


(1,291)

      Net change in working capital items............


3,967


(15,693)

      Net change in noncurrent trade receivables.....


619


(161)

      Other..........................................


(366)


714

       Net cash used in operating activities.........


(43)


(14,966)









Cash Flows from Investing Activities:







  Expended for property and equipment................


(5,956)


(7,021)

  Expended for leased and data center equipment......


(769)


(1,838)

  Investment in affiliates...........................


(518)


(80)

  Proceeds from sales of property and equipment......


795


1,631

  Proceeds from sale of Silicon Graphics, Inc.







    common stock.....................................


       -


3,244

  Acquisitions of businesses, net of cash provided...


(3,844)


(10,687)

  Change in short-term investments...................


1,679


43,852

       Net cash provided by (used in) investing







         activities..................................


(8,613)


29,101









Cash Flows from Financing Activities:







  Borrowings under short-term financing







    arrangements, net


3,732


(1,342)

  Repayments of long-term obligations................


       -


(7,125)

  Proceeds from issuance of common stock, net of







    issuance costs...................................


1,296


1,836

  Proceeds from issuance of non-refundable equity







    option in ICEM Systems GmbH......................


       -


2,813

       Net cash provided by (used in) financing







         activities..................................


5,028


(3,818)









Effect of Exchange Rate Changes on Cash..............


322


(674)









     Net change in cash and cash equivalents.........


(3,306)


9,643









     Cash and cash equivalents, beginning of period..


19,164


5,142









     Cash and cash equivalents, end of period........


15,858


14,785

     Short-term investments..........................


60,792


85,429

Cash and short-term investments, end of period.......

$
76,650

$
100,214

The accompanying notes are an integral part of these consolidated financial statements.


CONTROL DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)




Nine Months Ended







October 1,


October 2,




1994


1993









Net Change in Working Capital Items:







  Trade and other receivables........................

$
22,677

$
3,349

  Inventories........................................


12,106


(10,093)

  Prepaid expenses and other current assets..........


294


1,377

  Accounts Payable...................................


(16,614)


(5,191)

  Customer advances and deferred income..............


(6,410)


904

  Accrued taxes......................................


(2,420)


(3,548)

  Accrued salaries and wages.........................


947


(3,563)

  Other accrued expenses.............................


(6,613)


1,072









   Net change in working capital items...............

$
3,967

$
(15,693)

















Supplemental Disclosures of Cash Flow Information:







  Cash paid (received) during the period for:







    Interest paid....................................

$
989

$
1,640

    Income taxes paid................................


2,330


5,612

    Income taxes refunded............................


(646)


(1,094)

The accompanying notes are an integral part of these consolidated financial statements.


CONTROL DATA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 1, 1994

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

	(Dollars and shares in thousands)
















Minimum


Foreign






Common Stock





Additional





Pension


Currency






Number





Paid-In


Retained


Liability


Translation






of Shares


Amount


Capital


Earnings


Adjustment


Adjustment


Total























Balance at January 1, 1994.........

13,599

$
136

$
159,683

$
23,162

$
(4,722)

$
(3,083)

$
175,176























 Issuance of common stock under





















  the Employee Stock Purchase Plan.

42


   -


336


      -


      -


     -


336

 Exercises of stock options........

48


1


320


      -


      -


     -


321

 Foreign currency translation





















  adjustment.......................

    -


   -


      -


      -


      -


32


32

 Net earnings......................

    -


   -


      -


1,359


      -


     -


1,359























Balance at April 2, 1994...........

13,689


137


160,339


24,521


(4,722)


(3,051)


177,224























 Issuance of common stock under





















  the Employee Stock Purchase Plan.

20


   -


137


      -


      -


     -


137

 Exercises of stock options........

71


1


500


      -


      -


     -


501

 Foreign currency translation





















  adjustment.......................

    -


   -


      -


      -


      -


(964)


(964)

 Net earnings......................

    -


   -


      -


683


      -


     -


683























Balance at July 2, 1994............

13,780


138


160,976


25,204


(4,722)


(4,015)


177,581























 Issuance of common stock under





















  the Employee Stock Purchase Plan.

    -


   -


1


      -


      -


     -


1

 Exercises of stock options........

    -


   -


      -


      -


      -


     -


     -

 Foreign currency translation





















  adjustment.......................

    -


   -


      -


      -


      -


1,582


1,582

 Net loss..........................

    -


   -


      -


(4,975)


      -


     -


(4,975)























Balance at October 1, 1994.........

13,780

$
138

$
160,977

$
20,229

$
(4,722)

$
(2,433)

$
174,189



CONTROL DATA SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Unaudited)
(Dollars in Millions)

	Overview. Control Data Systems, Inc. ("Control Data Systems" or the "Company") is a comprehensive systems integration company that helps businesses and government institutions provide measurable value to their customers and constituents by coupling business process improvement with technology innovation. The Company relies upon its computer professionals to provide the consulting services required to define, develop, install and maintain computer-based solutions. The Company has a growing family of open systems technology partners and suppliers offering a range of hardware platforms and software products which the Company then customizes for a particular customer environment. These integration/consulting services - Control Data Brainware(TM) - are based upon the Company's 37 years of experience in implementing leading-edge solutions for complex computing environments. The Company serves customers in technical, government and commercial markets.

Revenues by Category





Three Months Ended








Nine Months Ended










October 1,


October 2,





October 1,


October 2,







1994


1993

Change



1994


1993

Change






















Software and services....

$
32.2

$
33.5

(3.9)
%

$
103.6

$
104.3

(0.7)
%

Maintenance and support..


23.7


26.3

(9.9)
%


69.1


84.0

(17.7)
%

Hardware products........


57.7


37.3

54.7
%


217.8


126.4

72.3
%





















   Total revenues........

$
113.6

$
97.1

17.0
%

$
390.5

$
314.7

24.1
%

Revenues by Geography





Three Months Ended








Nine Months Ended










October 1,


October 2,





October 1,


October 2,







1994


1993

Change



1994


1993

Change






















Americas.................

$
48.2

$
47.5

1.5
%

$
178.4

$
141.9

25.7
%

Europe...................


53.4


37.3

43.2
%


166.7


128.2

30.0
%

Asia.....................


12.0


12.3

(2.4)
%


45.4


44.6

1.8
%





















   Total revenues........

$
113.6

$
97.1

17.0
%

$
390.5

$
314.7

24.1
%


	Revenues for third quarter 1994 of $113.6 million increased 17% from third quarter 1993 revenues of $97.1 million. Revenues for the first nine months of 1994 totaled $390.5 million, an increase of 24.1% from the $314.7 million of revenue in the first nine months of 1993. The increase in both the third quarter and the first nine months of 1994 results from the inclusion of revenues of acquired companies and increased revenue levels resulting from implementing open systems solutions for the Company's customers and offset by declines in the sale and servicing of proprietary hardware and software products. The majority of the increase in hardware products is attributable to the inclusion of revenue from recent acquisitions that were completed in the fourth quarter of 1993 and the first quarter of 1994.


CONTROL DATA SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Unaudited) (Continued)
(Dollars in Millions)

Cost of Revenues and Gross Profit





Three Months Ended









Nine Months Ended











October 1,



October 2,





October 1,



October 2,







1994



1993

Change



1994



1993

Change
























Cost of revenues........

$
83.4


$
60.2

38.5
%

$
281.1


$
192.9

45.7
%

Percentage of revenues..


73.4
%


62.0
%




72.0
%


61.3
%



Gross profit............

$
30.2


$
36.9

(18.2)
%

$
109.4


$
121.8

(10.2)
%

Percentage of revenues..


26.6
%


38.0
%




28.0
%


38.7
%




	A combination of factors contribute to an increase in cost of revenues greater than the increase in revenues, which results in lower gross margin dollars as a percentage of revenue in the third quarter and first nine months of 1994 compared to the comparable periods of 1993. Revenue mix in terms of a greater proportion of lower margin hardware business associated with recent acquisitions, lower quantities of higher margin maintenance and proprietary hardware sales combined with lower margins on software and services revenue are the primary factors contributing to the decrease in overall gross margin dollars and lower gross margin percentages. The software and services gross margin is primarily impacted by the underutilization of the technical resources due to contract award slippage and the changing skill requirements required by the Company's direction into specific market focused programs.
Operating Expenses





Three Months Ended









Nine Months Ended











October 1,



October 2,





October 1,



October 2,







1994



1993

Change



1994



1993

Change
























Selling, general and





















  administrative........

$
33.0


$
33.6

(1.8)
%

$
102.9


$
101.5

1.4
%

Percentage of revenues..


29.0
%


34.6
%




26.4
%


32.3
%



Technical...............

$
3.1


$
4.7

(34.0)
%

$
10.4


$
19.4

(46.4)
%

Percentage of revenues..


2.7
%


4.8
%




2.7
%


6.2
%





Selling, general and administrative (SG&A). SG&A expense in the third quarter of 1994 is slightly lower than the comparable quarter in 1993. SG&A expense for the first nine months of 1994 has increased by 1.4% from the comparable period in 1993. The inclusion of companies acquired in the fourth quarter of 1993 and the first quarter of 1994 is the primary reason for the increase. SG&A expenses associated with the non-acquired business base has decreased approximately 13% in the first nine months of 1994 compared to the comparable period in 1993.

Technical. The decrease in technical expense is an ongoing trend as the Company continues its transition from a provider of proprietary products, which requires higher technical spending as a percentage of revenues, to a systems integration company.



CONTROL DATA SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Unaudited) (Continued)
(Dollars in Millions)

Nonoperating Income





Three Months Ended









Nine Months Ended











October 1,



October 2,





October 1,



October 2,







1994



1993

Change



1994



1993

Change
























Nonoperating income....

$
1.6


$
1.0

60.0
%

$
2.5


$
6.8

(63.2)
%

Percentage of revenues.


1.4
%


1.0
%




0.6
%


2.2
%





Interest expense. Interest expense decreased in the third quarter and first nine months of 1994 versus the comparable periods in 1993 due to lower interest rates on outstanding borrowings.

Interest income. Interest income decreased in the third quarter and the first nine months of 1994 versus the comparable periods of 1993 due to lower average daily cash and short-term investment balances combined with lower interest rates on the investments.

Other income. Other income increased by $.6 million in the third quarter of 1994 versus the third quarter of the previous year. The primary factor in this increase is an increase in favorable foreign currency exchange gain in the current quarter versus the comparable quarter in 1993. Other income for the first nine months of 1994 is $3.6 million lower than the comparable period in 1993. The primary factors for the decrease relate to the inclusion of a gain on investments in 1993 arising out of the sale of Silicon Graphics Inc. common stock versus no similar gain on investments in 1994, a $.7 million loss in affiliates in 1994 versus a gain of $.2 in 1993 primarily related to the Company's fifty percent interest in Metaphase Technologies, Inc. and $1.0 million other expense in 1994 resulting from the reduction in the market value of certain short-term investments due to increases in interest rates.

Provision for Income Taxes





Three Months Ended









Nine Months Ended











October 1,



October 2,





October 1,



October 2,







1994



1993





1994



1993


























Provision for Income Taxes..

$
0.6


$
(1.4)




$
1.5


$
1.1




Percentage of revenues......


0.5
%


(1.4)
%




0.4
%


0.3
%




	The provision for income taxes in third quarter and first nine months of 1994 and the comparable periods in 1993 relate primarily to foreign income taxes on the earnings of the Company's foreign subsidiaries and foreign withholding taxes on certain United States income and state franchise taxes.


CONTROL DATA SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Unaudited) (Continued)
(Dollars in Millions)

Net Earnings and Earnings Per Share





Three Months Ended









Nine Months Ended











October 1,



October 2,





October 1,



October 2,







1994



1993





1994



1993




[S]

[C]



[C]





[C]



[C]





Net earnings (loss).........

$
(5.0)


$
0.9




$
(2.9)


$
6.6




Percentage of revenues......


(4.4)
%


0.9
%




(0.7)
%


2.1
%



Earnings (loss) per share...

$
(0.36)


$
0.07




$
(0.21)


$
0.49






	The Company operated at a net loss for the third quarter and first nine months of 1994 compared to a net gain for the comparable periods in 1993. The primary factors are the lower gross margins and the decreased other income in 1994 versus the comparable periods of the prior year. Operating results for the nine months ended October 1, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

Outlook

	The following factors, among others, should be considered in evaluating the Company's outlook.

General. The Company participates in the systems integration segment of the information systems and services market. This segment is projected to grow by more than 15% per year over the next four years. Equipment manufacturers, large consulting firms and traditional systems integrators also compete in this market segment. There are many smaller firms also active in this market segment with no one firm having a dominant position. Many of the companies in this market segment offer outsourcing and other types of long-term agreements with their customer base. The result of these types of activities is to develop a backlog of business that creates a certain predictable revenue base in future periods. The Company has a limited number of these types of arrangements. Therefore, revenue predictability is currently difficult, which produces additional volatility of earnings quarter to quarter.

	Business activity in selected operations during the first nine months of 1994 has fallen below the Company's business plan. Slower than planned revenues from systems integration activities, significant decline in revenues at certain recently acquired companies, lower than expected gross margins associated with hardware sales and excess technical resources in the consulting sector have been the primary issues. While expenses are also below the Company's plan, the reduction is not adequate to offset lower gross margin levels. The Company is nearing completion of a thorough review of its worldwide business operations and market opportunities. Tentative findings indicate a reduction in the geographic scope of operations, downsizing of employment levels worldwide and refocusing of product and service offerings is necessary to remain competitive in the future. The Company announced in October an anticipated fourth quarter
1994 restructuring and asset valuation charge of approximately $95 million that is expected to result from the completion of the review and the fourth quarter decisions to be made based upon the results of the review. This charge will include expenses for reducing the worldwide employee population by approximately 600 people, consolidating operations in selected locations, and revaluing of intangible assets associated with acquisitions and certain proprietary hardware assets. The cash portion of the total restructuring charge will be approximately half of the total charge.


CONTROL DATA SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Unaudited) (Continued)
(Dollars in Millions)

Revenues. The Company expects total revenues to increase in 1994 over 1993 levels due in part to the recent acquisition activity in Canada and the United Kingdom and in part to increased revenues from providing integration services to its customers, offset by declining revenues in the sales and servicing of proprietary products. Revenue levels in 1995 could be impacted by the elimination or downsizing of selected worldwide operations.

Cost of revenues. The Company's cost of revenues as a percentage of total revenues increased in the third quarter and first nine months of 1994 from the comparable periods of the prior year. Gross margins, as a percentage of sales, for the balance of 1994 are expected to continue at levels lower than comparable periods in 1993 and lower than the Company's business plan for 1994. The gross margin trend for 1995 is difficult to predict at this point in time. Cost savings resulting from the planned restructuring program could be partially offset by continuing declines in the servicing of proprietary products and a change in revenue mix, resulting from faster growth in lower margin hardware products. Due to varying gross margins of different types of product sales and varying gross margins of specific large projects quarter to quarter, total gross margins will be volatile.

Selling, general and administrative expenses. SG&A expenses are expected to decrease as a percentage of revenues in 1994, as revenues are expected to increase at a faster rate than SG&A expenses, including the expenses of the acquired businesses. Excluding the expense associated with the acquired businesses, SG&A expense has been declining during 1994 versus 1993 levels. This trend is expected to continue in 1995 primarily as a result of the restructuring activity.

Technical expenses. Technical spending declined in the third quarter and for the first nine months of 1994 from the comparable periods in 1993. The Company continues to transition away from being a provider of proprietary products, which requires higher technical spending as a percentage of revenues than does a systems integration company. Technical spending for the fourth quarter of 1994 is expected to be comparable to the first three quarters of the year. Technical spending in 1995 is expected to decline further as the majority of the technical spending for proprietary products is expected to be completed in 1994. Some of this decline will be offset by higher spending on Electronic Commerce products and services, which is one on the company's primary targeted markets.

Income tax rate. In total, the Company has $110 million of deferred tax assets at January 1, 1994, which can be used to offset taxes on future earnings. While the Company maintains significant operations outside the United States, the majority of these operations will also have deferred tax assets as of December 31, 1994, resulting from lower than expected 1994 earnings, caused in part by the planned worldwide restructuring program.
In the long term this will significantly reduce the Company's tax expense. However, given the wide geographical dispersion of the Company's operations the tax rate will be volatile.

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

Financial Condition

	The Company's cash and short-term investments totaled $76.6 million at October 1, 1994 and represented 23.1% of total assets. The Company has no long-term debt. Stockholders' equity at October 1, 1994 was $174.2 million.
As a result of the planned restructuring and asset revaluation charge announced by the Company in October, 1994, stockholders' equity will be impacted by the charge excluding any revaluation of foreign currency translation adjustments. Total cash and short-term investment balances declined by $5.0 million from the corresponding January 1, 1994 balances.
The primary factors in the decrease are the acquisition of MICHAEL Business Systems Plc which totaled $3.8 million, restructuring payments which totaled $16.3 million and property and equipment investments which totaled $6.0 million offset by an increase in short-term borrowings of $6.5 million and positive cash flow from operations.

	As of October 1, 1994, the Company has available up to $31.2 million, primarily short-term notes and overdraft facilities, under bank lines of credit in certain international subsidiaries. The Company has a domestic credit arrangement which provides up to $10.0 million in unsecured short-term credit.

	The Company has $16.5 million of restructure obligations as of October 1, 1994, $11.0 million which are expected to be cash outlays in the next twelve months primarily for severance costs, lease and other obligations related to excess facilities, and litigation costs. In addition, approximately half of the Company's estimated restructuring charge of $95 million in the fourth quarter of this year will require cash. The Company believes that it can finance this additional cash requirement through a combination of existing cash reserves, cash flow from operations, asset sales and its borrowing capacity. To the extent it may be necessary to supplement these sources of cash, the Company could seek financing from strategic investors and through future debt or equity financing in the public or private markets. The ability of the Company to borrow money or to sell debt or equity securities will depend on its results of operations, financial condition and business prospects, as well as conditions then prevailing in the computer industry and the relevant capital markets.


PART II
OTHER INFORMATION

ITEM 6  Exhibits and reports on Form 8-K

	(a)  Exhibits

		11  Computation of Earnings (Loss) per Common Share

		27  Financial Data Schedule


	(b) 	Reports on Form 8-K

A report on Form 8-K dated July 21, 1994 was filed during the Registrant's fiscal quarter ended October 1, 1994 reporting under
Item 5-Other Events the results of the Company's second quarter for fiscal 1994.

A report on Form 8-K dated October 20, 1994 was filed subsequent to the Registrant's fiscal quarter ended October 1, 1994 reporting under Item 5-Other Events the results of the Company's third quarter for fiscal 1994.


SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


			    CONTROL DATA SYSTEMS, INC.
		                  Registrant

Date:  November 11, 1994		/s/ J. F. KILLORAN
			    J. F. Killoran
		 Vice President and Chief Financial Officer
		       (Principal Accounting Officer)


EXHIBIT INDEX

EXHIBITS FILED AS ITEM 6 TO THE QUARTERLY REPORT OF CONTROL DATA SYSTEMS, INC. ON FORM 10-Q FOR THE QUARTER ENDED OCTOBER 1, 1994.

(11) - Computation of Earnings (Loss) Per Common Share

(27) - Financial Data Schedule
2