Form 10-Q/A
period 1994-10-01
CONTROL DATA SYSTEMS INC
filed 1994-11-21
CIK 887309

                         CONTROL DATA SYSTEMS, INC.
                                 FORM 10-Q
                              October 1, 1994

                    (Amendment date, November 18, 1994)

   This amended Form 10-Q for the Registrant's fiscal quarter ended October 1, 1994 is being filed due to a ASCII conversion formatting problem in the original Form 10-Q for the Registrant's fiscal quarter ended October 1, 1994 filed on November 14, 1994.

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark one)

 X QUARTERLY REPORT UNDER  SECTION 13 OR  15(D) OF THE SECURITIES  EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1994

                                      OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  AND   _
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM    TO

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
 securities under a plan confirmed by a court.______Yes    ______No

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

                             CONTROL DATA SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                               (Dollars in thousands)

                                                          Nine Months Ended
                                                       October 1,   October 2,
                                                          1994         1993
Cash Flows from Operating Activities:
  Net earnings (loss)................................ $   (2,933) $     6,637
  Adjustments to reconcile net earnings (loss) to net
    cash used in operating activities:
      Depreciation...................................     11,251       12,558
      Amortization...................................      3,437        1,195
      Foreign currency transaction loss (gain).......       (798)         116
      Equity in losses (gains) of affiliates.........        714         (177)
      Restructure reserves utilized..................    (16,276)     (18,864)
      Loss (gain) on sale of marketable securities
        and other assets.............................        342       (1,291)
      Net change in working capital items............      3,967      (15,693)
      Net change in noncurrent trade receivables.....        619         (161)
      Other..........................................       (366)         714
       Net cash used in operating activities.........        (43)     (14,966)

Cash Flows from Investing Activities:
  Expended for property and equipment................     (5,956)      (7,021)
  Expended for leased and data center equipment......       (769)      (1,838)
  Investment in affiliates...........................       (518)         (80)
  Proceeds from sales of property and equipment......        795        1,631
  Proceeds from sale of Silicon Graphics, Inc.
    common stock.....................................          -        3,244
  Acquisitions of businesses, net of cash provided...     (3,844)     (10,687)
  Change in short-term investments...................      1,679       43,852
       Net cash provided by (used in) investing
         activities..................................     (8,613)      29,101

Cash Flows from Financing Activities:
  Borrowings under short-term financing
    arrangements, net................................      3,732       (1,342)
  Repayments of long-term obligations................          -       (7,125)
  Proceeds from issuance of common stock, net of
    issuance costs...................................      1,296        1,836
  Proceeds from issuance of non-refundable equity
    option in ICEM Systems GmbH......................          -        2,813
       Net cash provided by (used in) financing
         activities..................................      5,028       (3,818)

Effect of Exchange Rate Changes on Cash..............        322         (674)

     Net change in cash and cash equivalents.........     (3,306)       9,643
     Cash and cash equivalents, beginning of period..     19,164        5,142

     Cash and cash equivalents, end of period........     15,858       14,785
     Short-term investments..........................     60,792       85,429
Cash and short-term investments, end of period....... $   76,650   $  100,214

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

Revenues by Category

                              Three Months Ended                  Nine Months Ended
                           October 1,   October 2,             October      October 2,
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

Revenue by Geography

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

Cost of Revenues and Gross Profit


                               Three Months Ended                    Nine Months Ended
                            October 1,    October 2,              October 1,    October 2,
                               1994          1993      Change        1994          1993     Change

Cost of revenues........  $    83.4     $    60.2       38.5 %  $   281.1     $   192.9      45.7 %
Percentage of revenues..       73.4 %        62.0 %                  72.0 %        61.3 %
Gross profit............  $    30.2     $    36.9      (18.2)%  $   109.4     $   121.8     (10.2) %
Percentage of revenues..       26.6 %        38.0 %                  28.0 %        38.7 %

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