Form 10-K
period 1994-12-31
CONTROL DATA SYSTEMS INC
filed 1995-03-28
CIK 887309

                                 FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C., 20549

(Mark one)

 X   Annual Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended December 31, 1994
                                    or

___ Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the transition period from          to

Commission File Number 0-20252

                        CONTROL DATA SYSTEMS, INC.
          (Exact name of Registrant as Specified in its Charter)

         Delaware                              41-1718075
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)         Identification No.)
                           ____________________

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No

  Indicate by check  mark if disclosure  of delinquent filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    X

  The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 14, 1995 on the NASDAQ National Market as reported in The Wall Street Journal, was approximately $59,000,000. Shares of voting stock held by each executive officer and director and by each person who owns more than 5% of any class of the registrant's voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 14, 1995, the registrant had outstanding 12,653,502 shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE

  Portions  of  the  registrant's  definitive  Proxy   Statement  for  the
registrant's 1995 Annual Meeting of Stockholders are incorporated by reference into Part III, and portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994 are incorporated by reference into Parts II and IV.

                                  PART I

ITEM 1.   BUSINESS

Background.   Control Data  Systems, Inc.  ("Control Data  Systems" or the
"Company") is a global systems integrator, developing and implementing open systems solutions for the operational problems of customers worldwide. It focuses on the architecture, implementation, and lifetime support of electronic commerce, product data management, and client-server solutions for government, financial services, telecommunications, and manufacturing organizations. The Company helps its customers implement business-related solutions by providing a range of services that include:

- - Technology consulting
- - Program management
- - Software development
- - Infrastructure integration
- - Solution support

   The Company relies upon its computer professionals to provide the consulting services required to define, develop, install, and maintain computer-based solutions. The Company has a growing family of open systems technology partners and suppliers offering a range of hardware platforms and software products which the Company then customizes for a particular customer environment. These integration/consulting services are based upon the Company's 38 years of experience in implementing leading-edge solutions for complex computing environments.

   The Company was established through Ceridian Corporation's ("Ceridian") transfer of its Computer Products business to the Company and Ceridian's subsequent distribution, in July 1992, of the Company's stock as a dividend to Ceridian's stockholders.

   For the first 32 years of its history, the Company developed, manufactured, and integrated its own proprietary brand of computers. In 1989 it began a transition from the development, manufacture and marketing of its own computers to the remarketing of standard UNIX and/or Intel-based computer systems. Coupled with networking and distributed applications,
these systems    form  what  is often  referred  to  as  the  client-server
computing environment.   Today the Company's integration services  include
network design, installation and maintenance; application design and deployment, particularly for electronic commerce projects; remote and on-site systems management; electronic mail integration; and for the discrete manufacturing and engineering industry, computer-aided design and product data management systems.

   The Company's principal offices are located at 4201 Lexington Avenue North, Arden Hills, Minnesota 55126-6198.

Industry Background and Business Transition

   The worldwide computer industry has changed dramatically over the last several years and is expected to continue to do so. In response to rapid innovations in technology and price/performance improvements in hardware, software and networking, customers have been developing most of their new applications on open systems platforms rather than on proprietary architectures. With this comes the distribution of these applications away from a central environment (mainframe) to a distributed environment where the application resides on the computer platform best suited for that function (client-server).

   In response to this shift in the market, the Company in 1989 began to transition its business from proprietary mainframe design and manufacturing to open systems integration. Over the past five years the Company has stopped the development of new proprietary hardware products, refocused its technical development employees on billable customer projects, signed hardware and software remarketing agreements with major open systems suppliers, restructured its field sales and service organizations, and acquired small systems integration companies.


   This shift in  the Company's business model has required a reduction in
the number  of employees  and in  the size  and scope  of its       support
organization. In 1994 the Company recorded a restructuring charge and goodwill write-off of $95.0 million. The restructuring charge and goodwill write-off included expenses for reducing the worldwide employee population by approximately 600 people, consolidating operations in selected locations, and revaluing certain intangible assets associated with prior acquisitions. For additional information regarding these charges, see the Management's Discussion and Analysis of Financial Condition and Results of Operations and notes 16 and 17 of the Notes to Consolidated Financial Statements incorporated herein by reference to the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994. The Company expects to continue to reduce its infrastructure and associated operating expenses, as well as redeploy certain personnel.

Products and Services

   The following table sets forth revenues for the Company's major product and service offerings for the periods indicated:

                                                   Years Ended
                                       December 31, January 1, January 2,
                                           1994         1994      1993
                                             (Dollars in thousands)
Software and services ..................  $154,275   $140,287  $144,957


Maintenance and support.................    92,785    113,857   132,521
Hardware products.......................   277,167    197,691   239,501
   Total revenues.......................  $524,227   $451,835  $516,979


Software and Services

   The dramatic shift to distributed computing environments has created a growing demand for expandable technology infrastructures. In response to that demand, the Company has organized its delivery of services around the design, implementation and support of three types of technology infrastructures:

- - Network Infrastructures. The most basic infrastructures are transport mechanisms that enable institutions to connect desktop users with
  sharable computing resources.   These infrastructures  typically include
  local area networks comprised of interconnected desktop computers and task-specific servers. However, as organizations expand the scope and
  complexity  of  their  electronic  processes  beyond   the  confines  of
  localized groups, their computing environments grow more complex.

- - Messaging Infrastructures.    At the  next  level, institutions  require
  infrastructures capable of delivering information (most often in the form of electronic messages and their related attachments) to anyone who
  needs  it  regardless  of  where  they  are   located.    In  enterprise
  environments, this often means the infrastructure has to enable users to
  exchange messages  across dissimilar  electronic mail  domains.   Beyond
  this, messaging infrastructures need to keep track of who's who within a dispersed environment, as well as record the business-related attributes associated with individual mail users.

- - Information Infrastructures. As institutions perform more sophisticated work tasks electronically, their underlying infrastructures will be required to: 1) understand where given information resources reside within dispersed  environments,  2)  help  authorized users  access  the
  information  to  which  they  are  entitled,   and  3)  enable  business
  applications to exchange information so these resources can be leveraged as reusable corporate assets.

   The Company provides software solutions and services that support these infrastructure needs.

Software

   Mail*Hub.   As  its  backbone messaging  product,  the  Company  offers
Mail*Hub, an E-Mail integrator that links different mail systems on the same network using industry standard X.400 and X.500 directory protocols. The X.500 directory gives customers a database for address, configuration, and routing information within their organization and to similar directories worldwide.

   As a state of the art implementation of X.500 directory technology, Mail*Hub is the Company's leading network integration software product. It is packaged with services that include network analysis, configuration, installation, training, network monitoring, maintenance, and hotline support.

   CAD/CAM/CAE  Application  Software  Products.     The  Company   offers
computer-aided design, manufacturing and engineering (CAD/CAM/CAE) software applications packages that provide simultaneous engineering, or automated merging of engineering analysis, design, drafting, and manufacturing functions. This eliminates separate data entry operations, reducing the chance of errors and shortening the time to produce a product.

   The Company's most important CAD/CAM/CAE offering is its Integrated Computer-aided Engineering and Manufacturing (ICEM) series of CAD/CAM/CAE software modules for the manufacturing industry, specifically for automotive companies and their suppliers, airplane and aerospace companies and their suppliers, and machinery companies. ICEM software packages include surface modeling, computational fluid dynamics, surface milling, and solid modeling packages, that can be run on the Control Data 9000, SGI INDY/INDIGO2, Sun SPARC, HP 9000 Series 700, and Windows NT series of open systems platforms.

   ICEM software is the property of what originally was a 50/50 joint venture, ICEM Systems, GmbH ("ICEM Systems"), established in November 1990 between the Company and Volkswagen AG ("VW"). The joint venture was dedicated to continuing research and development of ICEM software. Effective December 31, 1992, the joint venture agreement between the Company and VW was terminated. Effective January 1, 1993, a new ICEM Systems joint venture between VW, Intergraph Corporation ("Intergraph"), and the Company was created for the development of CAD/CAM/CAE systems. To form the new joint venture, the Company purchased, for approximately $2.8 million, 45 percent of the equity interest in ICEM Systems owned by VW, which gave the Company a 95 percent equity interest in ICEM Systems as of January 1, 1993. Intergraph has waived all rights under a nonrefundable option to purchase from the Company a 35 percent equity interest in ICEM Systems. On January 2, 1995, the Company purchased VW's 5% equity interest in ICEM Systems, making the Company 100% owner of ICEM Systems.

   Product Data  Management Application  Software Products.   The  growing
volume of complex and hard-to-manage information generated by CAD/CAM/CAE systems in manufacturing and engineering organizations has given rise to increasing demand for product data management (PDM) software.

   The Company's PDM software product is called Metaphase 2.0.   Metaphase
2.0 is  a  collection  of  software tools  and  modules  for  managing  the creation, manipulation, and transmission of information throughout a manufacturing or engineering organization to enable users to identify, locate, and manipulate information residing on personal computers, workstations, servers, minicomputers, and mainframes in a complex, heterogeneous system. As with the ICEM product line, Metaphase 2.0 emphasizes reducing the customer's development cycle by enabling different types of users, from designers to manufacturing experts, to share information and data.

   The development activities for the Company's PDM product are conducted by Metaphase Technology, Inc. ("Metaphase"), a joint venture formed in
August  1992  between   the  Company  and   Structural  Dynamics   Research
Corporation ("SDRC"), in which each party holds  a 50% ownership position.

The Company offers the Metaphase software product in conjunction with its own professional services personnel to design, implement, and support PDM solutions.

   Additionally, the Company resells software products from a wide range of third party standards-based suppliers, including Oracle, Informix, Sybase, OpenVision, 3Com, Wellfleet, Banyan, Novell, and Wingra.

Services

   The Company has a heritage of managing large programs requiring complex systems integration. Previously, such projects centered on use of the
Company's proprietary products. In the open systems environment, the Company is increasingly involved in systems integration activities that require a diverse set of products and services procured from many suppliers. Integral to this business are the many professional services analysts whose knowledge and skills are required to assist in systems design and implementation.

   The Company's integration services are designed to assist customers in the selection and creation of computer systems tailored to solve business-specific information management and networking problems or to automate system activities. In creating these customized systems, the Company incorporates selected hardware and software products it has developed or obtained from its suppliers.

   The Company emphasizes the development of customized systems solutions using off-the-shelf open systems products. Focus is given on assisting customers with the information management problems caused by the proliferation of personal computers, workstations, servers, and other computers throughout an organization.

   Client-Server  Services.     For  customers   that  are  downsizing   or
reengineering their computing systems through the application of client-server technology, the Company offers the following specialized services:

- - Program management,  design/development  of  user  interfaces,  database
  design,  solution   connectivity,   system   administration,   and   the
  implementation of application functionality.

- - Evaluation and implementation of operating environments required by the customer's application software. The Company offers experience in both enhanced and conventional versions of UNIX, desktop systems, (MS-DOS, Microsoft Windows, and Windows NT) and high performance I/O extensions.

- - Evaluation and implementation  of the  most appropriate,  cost effective
  computer  hardware   and  software   for   a  customer's   client-server
  environment. The Company offers a range of open systems platforms based on its marketing relationships with leading industry platform and peripheral suppliers, including Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("Hewlett-Packard"), Silicon Graphics, Inc. ("SGI"), and Acer America ("Acer").

  Networking Solutions.   As  computer users  take advantage  of downsized
computer platforms, decentralized organizational processes, and open systems technology, their computing environment's basic networking structure must also be evaluated in terms of its capabilities, performance, and cost. When these changes take place, users often need to find new solutions for interconnecting dissimilar computer systems, finding cost-effective ways to manage complex networks on a daily basis, and improving the productivity of their business processes. The Company's networking experts provide solutions in the following areas:

- - E-Mail Integration.  The Company's  Mail*Hub product allows disparate E-
  Mail  systems   from  mainframes,   PC's  and   workstations/servers  to
  communicate in a transparent manner.

- - EDI Solutions.    Standards  based  electronic  data  interchange  (EDI)
  capabilities, enabling organizations to expedite their daily business processes.

- - Network Integration  Services.    Requirements  analysis,  configuration
  design, installation, performance assessment, and ongoing maintenance.

- - PC Integration. Full LAN and WAN implementation services, including the use of such integration tools as Vista Suite and TotalNet.

- - Enterprise  Management  Center.    Remote  management,  monitoring,  and
  troubleshooting support for computer networks and systems, worldwide, 24 hours a day, 7 days a week.

- - Help Desk Hotline.  Provides answers to  questions on operating systems,
  networks, applications, and general  computing problems.   Engineers are
  trained to solve problems by phone or via dispatched on-site support.

   The Company's integration services are carried out primarily by its professional services staff, which includes over 500 systems analysts serving customers in 35 countries.

   To meet the unique needs or preferences of customers in specific geographic markets, the Company selects the most suitable and cost effective hardware platforms currently available from marketing partners and third-party networking products, industry standard applications, and other local products such as microcomputers and terminals.

   Revenues from software and services were $154.3 million in 1994, $140.3 million in 1993, $145.0 million in 1992, representing 29.4%, 31.1%, and 28.0%, respectively of the Company's total revenues.

Maintenance and Support

   The Company provides hardware and software maintenance service for both CYBER and open systems products through engineers located throughout the United States and in many foreign countries. A central support organization provides technical planning and support, including a worldwide logistics operation for spare parts, a 24-hour hotline and an on-line diagnostic system accessible through CYBER mainframes.

   Maintenance and support revenues were $92.8 million in 1994, $113.8 million in 1993, and $132.5 million in 1992, representing 17.7%, 25.2%, and 25.6%, respectively of the Company's total revenues.

Hardware Products

   Historically, a large portion of the Company's revenues has been generated from the sale and lease of its proprietary, general purpose CYBER mainframe computers. The Company's current strategy with respect to CYBER systems is twofold. First, while not planning further development of new proprietary CYBER computers, it will seek to protect and extend existing customers' investments with performance, networking, software, and peripheral enhancements as well as service and support. Second, the Company plans to continue providing its CYBER customers a migration path to open systems platforms. The Company currently provides its CYBER customers with software and communications products to integrate and manage information in multiple vendor environments, emphasizing the use of industry standards.

   Future revenues from the sale or lease of CYBER proprietary products are expected to be minimal as customers continue the rapid transition to open systems solutions.

   Today, the Company is differentiated from other int egrators because it is not captive to a particular product set or technology. This objectivity allows it to work in a multivendor environment without bias. Beginning with its relationship with SGI in 1989, the Company began integrating UNIX based open system products into its customer solutions. Systems based on UNIX and Intel/Microsoft technologies can support the industry's migration from centralized computing, which was dependent on mainframes, to a networked and distributed client-server environment, in which application processing and data are spread across many networked computing resources.

   To expand the range of platform options available to its customers, in 1993 the Company signed remarketing agreements with Sun, Hewlett-Packard, and Acer. As a Sun integrator, the Company remarkets Sun's complete line of workstations, servers, and software worldwide as a part of the Company's systems integration solutions for the commercial marketplace, particularly in the financial services, healthcare, telecommunications, and manufacturing markets. As a Hewlett-Packard integrator, the Company remarkets HP Apollo 9000 Series 700 workstations and HP 9000 Series 800 business server hardware and software, integrating the equipment and applications into solutions for customers in the aerospace, automotive, manufacturing, government, and commercial markets. As an Acer integrator, the Company offers a wide range of Acer solutions, from Intel-based PC's, including notebooks and desktop units, to MIPS R4000-based workstations tuned for the Windows NT operating system.

   Revenues from the sale and lease of hardware products were $277.1 million in 1994, $197.7 million in 1993, and $239.5 million in 1992, representing 52.9%, 43.8%, and 46.3%, respectively, of the Company's total revenues.

Sales

Worldwide Business

   The Company markets its products and services principally through its direct sales force located in the United States and 19 other countries. The Company's major international operations are in Canada, Denmark, France, Germany, Korea, Mexico, Taiwan, and the United Kingdom. The

Company also markets  its products  and services  through subsidiaries  and distributors located in countries representing smaller markets. The Company believes that one of its strengths is its long-standing presence and name recognition in various foreign countries.

   Revenues from the Company's non-U.S. operations were approximately 71.5%, 65.2%, and 70.8%, of the Company's total revenues in 1994, 1993, and 1992, respectively. For further information regarding the Company's U.S. and international operations, see note 15 of the Notes to Consolidated Financial Statements incorporated herein by reference to the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994.

   The Company's sales and support operations are organized into three regions (Americas, Europe, and Asia), each with its own marketing, sales and sales support professionals providing consulting and engineering services. Centralized technology support services are provided to the sales regions from the Company's headquarters in Arden Hills, Minnesota. These resources are available to assist field organizations in understanding technology trends, formulating technology strategies, and providing pre-sales consulting and post-sales implementation expertise. The Company also provides essential system integration services including customer hot-line support, program/project management, customized training systems, engineering analysis, and custom software development.

Customers

   The Company's products and services are used in a wide variety of applications. While scientific and engineering applications have historically represented a majority of the Company's customer base, sales to customers in commercial fields have been expanding. The Company believes that its worldwide sales and support organization enables it to better understand the markets in which it competes, to focus its sales efforts effectively, and to develop long-term relationships with its customers.

   The U.S. Government was the only customer of the Company accounting for more than 10% of total revenues in fiscal year 1994, 1993, or 1992. The Company estimates that contracts with the U.S. government represented approximately 12.0%, 13.7%, and 13.4% of total revenue in fiscal years 1994, 1993, and 1992, respectively. Generally, the Company's contracts with the U.S. government contain provisions to the effect that they may be terminated at the convenience of the customer, and that in the event of such termination, the Company would be entitled to receive payment based on the cost incurred and the anticipated profit on the work completed prior to termination.

Sales Agreements with Ceridian

   The Company has entered into value-added remarketing (VAR) agreements with Computing Devices International ("CDI"), a subsidiary of Ceridian Corporation, to permit CDI to continue to sell and support the Company's proprietary products. In addition, the Company entered into a VAR agreement with Ceridian concerning Ceridian's former Automated Wagering division ("AWD") which allows AWD to purchase CYBER hardware, software, and support services from the Company. On June 23, 1992, AWD was sold to Video Lottery Technologies, Inc. ("VLT") and the VAR agreement with regard to AWD was assigned to VLT. The Company does not expect significant revenues or net earnings from the VAR agreements with Ceridian or VLT.

Research and Development

   The Company's research and development efforts are primarily oriented toward electronic commerce, CAD/CAM/CAE products, product data management, and client-server solutions. In 1994 the Company formed a new Electronic Commerce business unit dedicated to the development of products and services related to messaging and information infrastructures. Its flagship product in this arena is Mail*Hub, a UNIX-based integration toolkit that links disparate E-mail systems. Research and development efforts directed toward enhancing the Company's ICEM application software product line occur through the Company's ICEM Technologies division. Research and development activities for the Company's PDM software product have been transferred to Metaphase Technology, Inc., a joint venture between the Company and Structural Dynamics Research Corporation. Company-sponsored research and development expenses related to new products or services and the improvement of existing products totalled $10.1 million, $23.8 million, and $37.8 million, for 1994, 1993, and 1992, respectively.

   The decrease in research and development expenses primarily relates to the Company's continuing business transition. This transition has enabled the Company to significantly reduce its research and development spending by acquiring and integrating products provided by other vendors and by pursuing customer funding for custom developed solutions.

Competition

   The  market  for  the   Company's  products  and  services   is  highly
competitive and is characterized by rapid technological advances in both hardware and software development. These advances result in shorter product life cycles and enhanced product capabilities, typically at significantly better price and performance levels. At the same time, these advances have also created increased demand for the skills of knowledgeable systems integrators who can help customers make the best use of the available technology.

   Competition in the systems integration market is intense and is based on a variety of factors including customer satisfaction, reputation, price, performance, product quality, software availability, connectivity, networking, compatibility with industry standards, marketing and distribution capability, customer support, name recognition, and financial strength. Further, given the Company's reliance on its suppliers, their relative competitive positions will have an impact on the Company's own position in the marketplace. The Company competes throughout the world with numerous local, regional, national, and international systems integrators. Several of the Company's competitors have significantly greater financial and operational resources than the Company.

Backlog

   The backlog of the Company's orders believed to be firm is estimated to have been approximately $75.8 million as of December 31, 1994, of which approximately 83.4% is expected to be reflected in revenues during 1995. At January 1, 1994, the backlog was approximately $72.2 million. These backlog amounts include the minimum noncancellable future lease revenue expected from contracts existing at those dates, which amounted to $14.7 million for 1994 and $22.0 million for 1993.

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

Environmental Matters

   In connection with the Company's spin-off from Ceridian, Ceridian agreed to retain responsibility for and indemnify the Company against environmental liabilities relating to: 1) facilities formerly operated by the Computer Products business, 2) third-party disposal or treatment sites as to which Ceridian has been or is in the future identified as a potentially responsible party because of past operations of the Computer Products business at its former facilities, and 3) certain other known environmental matters related to past operations of the Computer Products business. These facilities and sites constitute all matters which, at the present time, are known to present potential environmental liabilities related to the operation of the Computer Products business. The Company has generally agreed to indemnify Ceridian against future environmental claims that relate to current and future facilities and operations of the Company.

   Compliance by the Company with federal, state, and  local environmental
protection  laws  during   1994  had  no   material  effect  upon   capital
expenditures, earnings or competitive position, and is expected to have none in the foreseeable future.

Patents

   The Company owns or is licensed under a number of patents which relate to some of its products. The Company believes that its business as a whole is not materially dependent upon any particular patent or license, or any particular group of patents or licenses. Instead, the Company believes that its success and growth are more dependent, among other things, on the quality of its services and products and its reputation with its customers.

Employees

   As of December 31, 1994, the Company had approximately 2,890 full-time employees.

ITEM 2.  PROPERTIES

   The  Company's  corporate  headquarters   and  U.S.  field   operations
headquarters are located in Arden Hills, Minnesota. Facilities located elsewhere are primarily sales and service locations, and include significant office facilities in Atlanta, Georgia; Sunnyvale and Irvine, California; Rockville, Maryland; Frankfurt, Germany; Copenhagen, Denmark;

Mexico City, Mexico; West Sussex and London, England; Paris, France; Oslo, Norway; Ottawa, Canada; Seoul, Korea; and Taipei, Taiwan.

   The following table summarizes the usage and location of the Company's facilities as of March 1, 1995.




                                Facilities

Type of Property Interest                   U.S.      Non-U.S.   Worldwide
                                           (In Thousands of Square Feet)
Owned . . . . . . . . . . . . . . . . . .    374.8       179.2      554.0
Leased  . . . . . . . . . . . . . . . . .    762.0       733.2    1,495.2
    Total square feet . . . . . . . . . .  1,136.8       912.4    2,049.2

Utilization

Warehousing . . . . . . . . . . . . . . .     80.0       166.0      246.0
Office, computer center and other . . . .    594.9       562.9    1,157.8
Vacant . . . . . . . . . . . . . . .  . .    145.3        67.0      212.3
Leased or subleased to others . . . . . .    316.6       116.5      433.1
    Total square feet . . . . . . . . . .  1,136.8       912.4    2,049.2


   No  facilities  owned  by  the   Company  are  subject  to   any  major
encumbrances. The Company believes that all of the facilities currently utilized in its ongoing business operations are adequate for their intended purposes and are adequately maintained. As a result of the Company's continuing business transition, further consolidation of facilities is planned. Restructuring charges recorded in fiscal year ended December 31, 1994, included provisions of approximately $9.7 million for lease and other obligations related to excess facilities. Restructuring charges recorded in fiscal year ended January 2, 1993, included provisions of approximately $18.5 million for lease and other obligations related to excess facilities.

ITEM 3.   LEGAL PROCEEDINGS

   There are no legal proceedings pending against or involving the Company which, in the opinion of management, will have a material adverse effect upon its consolidated financial position or results of operations.

   In connection with the Company's spin-off from Ceridian, the Company has agreed to assume responsibility for, and indemnify Ceridian Corporation against, liability in connection with judicial and administrative claims and proceedings relating to the Computer Products business prior to August 1, 1992. It is anticipated that final disposition of some of these claims and proceedings may not occur for several years. Although occasional adverse decisions (or settlements) may occur, management believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Company as of March 1, 1995, are as follows:


Name                     Age    Position

James E. Ousley           49   President and Chief Executive Officer
Joseph F. Killoran        54   Vice President and Chief Financial Officer
Ruth A. Rich              51   Vice President, Human Resources and
                               Administration
Dieter Porzel             58   Vice President, Europe/Middle East/Africa
                               Region

   Executive officers of the Company are elected by the Board of Directors
and serve at  the Board's discretion.   There are  no family  relationships
among any directors or executive officers of the Company.

   James E. Ousley has been President and Chief Executive Officer of Control Data Systems since August 1992. Mr. Ousley was President of Ceridian's Computer Products business from April 1989 to July 1992; Executive Vice President of Ceridian from February 1990 to July 31, 1992; Vice President, Marketing and Sales for Computer Products business from January 1989 to April 1989.

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

   Dieter Porzel has been Vice President, Europe/Middle East/Africa Region of Control Data Systems since February 1993. Mr. Porzel was Vice President, Central Europe Region for Control Data Systems from August 1992 to January 1993; and Vice President, Central Europe Region of Ceridian's Computer Products business from 1987 to 1992.

                                  PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS

     "Price Range of Common Stock," appearing on page 27 of the Company's 1994 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     "Selected Consolidated Financial Data," appearing on page 1 of the Company's 1994 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

     "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 12 through 14 of the Company's 1994 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated balance sheets of the Company and its subsidiaries as of December 31, 1994 and January 1, 1994, the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, and the notes to consolidated financial statements, together with report therein of KPMG Peat Marwick LLP dated January 26, 1995, except as to note 9 which is as of February 14, 1995, appearing on pages 11 through 26 of the Company's 1994 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     IDENTIFICATION OF DIRECTORS

     "Election of Directors" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders to be held on May 12, 1995 (hereinafter the "Proxy Statement") is incorporated herein by reference.

     IDENTIFICATION OF EXECUTIVE OFFICERS

     Information regarding executive officers of the Company is contained in Part I of this report on page 12 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT

     "Stockholdings  of  Certain  Owners  and  Management"  in  the   Proxy
Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "Election of Directors-Certain Business Transactions" in the Proxy Statement is incorporated herein by reference.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

   Incorporated by reference into Part II, Item 8 of this report.

                                                             Page in
                                                           1994 Annual
                                                            Report to
                                                           Stockholders
Independent Auditors' Report ................................   11

Consolidated Statements of Operations - Years Ended
 December 31, 1994, January 1, 1994, and January 2, 1993 ....   15

Consolidated Balance Sheets - December 31, 1994 and
 January 1, 1994 ............................................   16

Consolidated Statements of Stockholders' Equity -
 Years Ended December 31, 1994, January 1, 1994, and
 and January 2, 1993 ........................................   17

Consolidated Statements of Cash Flows - Years Ended
December 31, 1994, January 1, 1994, and January 2, 1993 .....   18

Notes to Consolidated Financial Statements ..................   19

Financial Statement Schedules

                                                           Page in this
                                                             Form 10-K
Independent Auditors' Report on Financial Statement Schedule .. 19
Schedule VIII - Valuation and Qualifying Accounts ............. 20

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Reports on Form 8-K

     A report on Form 8-K dated October 20, 1994 was filed during the Company's fourth quarter of fiscal 1994 reporting under Item 5 - Other Events the results of the Company's third quarter of fiscal 1994.

Exhibits

Exhibit
  No.                              Description
  3.1*    Restated Certificate of Incorporation of the Registrant --
          incorporated by reference to Exhibit 3.1, filed under cover of
          Form SE dated July 9, 1992, to the Form 8.(1)
  3.2*    Restated Bylaws of the Registrant, as amended -- incorporated by reference to Exhibit 99 to the Registrant's Quarterly Report on
          Form 10-Q for the fiscal quarter ended July 3, 1993.
 10.1*    Transfer Agreement between Ceridian and the Registrant --
          incorporated by reference to Exhibit 10.1, filed under cover of
          Form SE dated July 9, 1992, to the Form 8.
 10.2*    Distribution Agreement between Ceridian and the Registrant --
          incorporated by reference to Exhibit 10.2, filed under cover of
          Form SE dated July 9, 1992, to the Form 8.
 10.3*    Intercompany Services Agreement between Ceridian and the
          Registrant -- incorporated by reference to Exhibit 10.3, filed under cover of Form SE dated July 9, 1992, to the Form 8.
 10.4*    Personnel Agreement between Ceridian and the Registrant --
          incorporated by reference to Exhibit 10.4, filed under cover of
          Form SE dated July 9, 1992, to the Form 8.
 10.5*    Environmental Matters Agreement between Ceridian and the
          Registrant -- incorporated by reference to Exhibit 10.5, filed under cover of Form SE dated July 9, 1992, to the Form 8.
 10.6*    Intellectual Property Agreement between Ceridian and the
          Registrant -- incorporated by reference to Exhibit 10.6, filed under cover of Form SE dated July 9, 1992, to the Form 8.
 10.7*    Tax Matters Agreement between Ceridian and the Registrant --
          incorporated by reference to Exhibit 10.7, filed under cover of
          Form SE dated July 9, 1992, to the Form 8.
 10.8*    Real Estate Facilities Agreement between Ceridian and the
          Registrant -- incorporated by reference to Exhibit 10.8, filed under cover of Form SE dated July 9, 1992, to the Form 8.
 10.9*    Value-Added Remarketing Agreement between Ceridian and the
          Registrant regarding Ceridian's Government Systems division --
          incorporated by reference to Exhibit 10.9, filed under cover of
          Form SE dated July 9, 1992, to the Form 8.
 10.10*   Value-Added Remarketing Agreement between Ceridian and the
          Registrant regarding Ceridian's Empros Systems division --
          incorporated by reference to Exhibit 10.10, filed under cover of
          Form SE dated July 9, 1992, to the Form 8.
 10.11*   Value-Added Remarketing Agreement between Ceridian and the
          Registrant regarding Ceridian's Automated Wagering division --
          incorporated by reference to Exhibit 10.11, filed under cover of
          Form SE dated July 9, 1992, to the Form 8.
 10.12*   Master Purchase Option Agreement between Ceridian and the
          Registrant -- incorporated by reference to Exhibit 10.12, filed under cover of Form SE dated July 9, 1992, to the Form 8.

 (Schedules to the foregoing exhibits have not been included but will be submitted supplementary to the Commission upon request)
   *      -  Incorporated by reference to previous filing.
  (1)     -  Form 8 and Form 10 refer, respectively, to the Registrant's
             Form 8 Amendment No. 1 dated July 10, 1992 (the "Form 8") to its Registration Statement on Form 10 dated May 27, 1992 and declared effective July 16, 1992 (the "Form 10").

Exhibit
  No.                              Description
 10.13*(2)Form of Executive Employment Agreement between the Registrant and executive officers -- incorporated by reference to Exhibit 10.13, filed under cover of Form SE dated May 26, 1992,  to the Form
          10. (1)
 10.14*(2)Form of Indemnification Agreement between the Registrant and its directors and executive officers -- incorporated by reference to
          Exhibit 10.14, filed under cover of Form SE dated July 9, 1992, to the Form 8.
 10.15*(2)The Registrant's 1992 Equity Incentive Plan -- incorporated by reference to Exhibit 10.15, filed under cover of Form SE dated
          July 9, 1992, to the Form 8.
 10.16*(2)February 1994 Amendments to 1992 Equity Incentive Plan --
          incorporated by reference to Exhibit 10.16 to the Registrant's
          Annual Report on Form 10-K for the fiscal year ended January 1,
          1994.
 10.17(2) February 1995 Amendments to 1992 Equity Incentive Plan.
 10.18*(2)The Registrant's Executive Incentive Plan -- incorporated by reference to the description of such plan under "Executive
          Compensation" in the Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders.
 10.19*(2)The Registrant's 1993 Employee Stock Purchase Plan --
          incorporated by reference to Exhibit 10.17 to the Registrant's
          Annual Report on Form 10-K for the fiscal year ended January
          2, 1993.
 10.20*   Technology Development Agreement between Silicon Graphics, Inc.
          and the Registrant -- incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.
 10.21*   Sixth Amendment to OEM Agreement between the Registrant and
          Silicon Graphics, Inc. -- incorporated by reference to Exhibit
          10.19 to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended January 2, 1993.
 10.22*   Stock Purchase Agreement dated July 31, 1992 between the
          Registrant and Silicon Graphics, Inc. -- incorporated by
          reference to Exhibit 19.1 to the Registrant's Quarterly Report
          Form 10-Q for the quarter ended September 30, 1992.
 10.23*   Software Distribution License Agreement between Intergraph and the Registrant -- incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.
 10.24*(2)Contract for the "Vorsitzender der Geschaeftsfuehrung" of Control
          Data GmbH -- incorporated by reference to Exhibit 10.23 to the
          Registrant's Annual Report on Form 10-K for the fiscal year ended
          January 1, 1994.
 10.25(2) Consulting Agreement, dated November 14, 1994, between the
          Registrant and W. Douglas Hajjar.
 10.26(2) Severance Agreement, dated January 4, 1995, between the
          Registrant and James E. Ousley.
 10.27(2) Severance Agreement, dated January 4, 1995, between the
          Registrant and Joseph F. Killoran.

 (Schedules to the foregoing exhibits have not been included but will be submitted supplementary to the Commission upon request)
   *      -  Incorporated by reference to previous filing.
  (1)     -  Form 8 and Form 10 refer, respectively, to the Registrant's
             Form 8 Amendment No. 1 dated July 10, 1992 (the "Form 8") to its Registration Statement on Form 10 dated May 27, 1992 and declared effective July 16, 1992 (the "Form 10").
  (2)     -  Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.

Exhibit
  No.                              Description
 11.0     Computation of Earnings (Loss) per Common Share.
 13.0     The portions of the Registrant's 1994 Annual Report to
          Stockholders that are incorporated in this Form 10-K by
          reference.21.0 Subsidiaries of the Registrant.
 23.0     Consent of Independent Auditors.
 24.0     Power of Attorney -- included on Signatures page hereto.
 27.0     Financial Data Schedule.

 (Schedules to the foregoing exhibits have not been included but will be submitted supplementary to the Commission upon request)

       INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Stockholders
of Control Data Systems, Inc.:


   Under date of January 26, 1995, except as to note 9 which is as of February 14, 1995, we reported on the consolidated balance sheets of Control Data Systems, Inc. and subsidiaries as of December 31, 1994 and January 1, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                             KPMG Peat Marwick LLP




Minneapolis, Minnesota
January 26, 1995, except as to note 9 which is as of February 14, 1995

                                                       Schedule VIII

                        CONTROL DATA SYSTEMS, INC.
                     Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Receivable:

                                                Years Ended
                                    December 31,  January 1,  January 2,
                                        1994         1993        1993
                                           (Dollars in thousands)
Balance at beginning of year ......   $10,063      $14,305     $14,543
 Additions charged to costs
    and expenses ..................     1,906        3,162       3,692
 Write-offs and other adjustments..    (5,125)      (7,404)     (3,930)
Balance at end of year ............   $ 6,844      $10,063     $14,305


                                SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CONTROL DATA SYSTEMS, INC.



                           By: /s/ JAMES E. OUSLEY
                               James E. Ousley

                               President and Chief Executive Officer


                               Dated:  March 24, 1995


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

     Signature         Title                           Date
/s/ JAMES E. OUSLEY    President and                   March 24, 1995
    James E. Ousley     Chief Executive Officer
                        (principal executive officer)

/s/ JOSEPH F. KILLORAN Vice President and Chief        March 24, 1995
    Joseph F. Killoran  Financial Officer
                        (principal accounting officer)

/s/ W. DONALD BELL     Director                        March 24, 1995
    W. Donald Bell

/s/ GRANT A. DOVE      Director                        March 24, 1995
    Grant A. Dove

/s/ MARCELO A. GUMUCIO Director                        March 24, 1995
    Marcelo A. Gumucio




     Signature         Title                           Date
/s/ DOUGLAS HAJJAR     Director                        March 24, 1995
    Douglas Hajjar

/s/ KEITH A. LIBBEY    Director                        March 24, 1995
    Keith A. Libbey



                        CONTROL DATA SYSTEMS, INC.
                               EXHIBIT INDEX

Exhibit
  No.     Description
  3.1*    Restated Certificate of Incorporation of the Registrant
  3.2*    Restated Bylaws of the Registrant, as amended
 10.1*    Transfer Agreement between Ceridian and the Registrant
 10.2*    Distribution Agreement between Ceridian and the Registrant
 10.3*    Intercompany Services Agreement between Ceridian and the
          Registrant
 10.4*    Personnel Agreement between Ceridian and the Registrant
 10.5*    Environmental Matters Agreement between Ceridian and the
          Registrant
 10.6*    Intellectual Property Agreement between Ceridian and the
          Registrant
 10.7*    Tax Matters Agreement between Ceridian and the Registrant
 10.8*    Real Estate Facilities Agreement between Ceridian and the
          Registrant
 10.9*    Value-Added Remarketing Agreement between Ceridian and the
          Registrant regarding Ceridian's Government Systems division
 10.10*   Value-Added Remarketing Agreement between Ceridian and the
          Registrant regarding Ceridian's Empros Systems division
 10.11*   Value-Added Remarketing Agreement between Ceridian and the
          Registrant regarding Ceridian's Automated Wagering division
 10.12*   Master Purchase Option Agreement between Ceridian and the
          Registrant
 10.13*(2)Form of Executive Employment Agreement between the Registrant and executive officers
 10.14*(2)Form of Indemnification Agreement between the Registrant and its directors and executive officers
 10.15*(2)The Registrant's 1992 Equity Incentive
 10.16*(2)February 1994 Amendments to 1992 Equity Incentive Plan
 10.17(2) February 1995 Amendments to 1992 Equity Incentive Plan
 10.18*(2)The Registrant's Executive Incentive Plan
 10.19*(2)The Registrant's 1993 Employee Stock Purchase Plan
 10.20*   Technology Development Agreement between Silicon Graphics, Inc.
          and the Registrant
 10.21*   Sixth Amendment to OEM Agreement between the Registrant and
          Silicon Graphics, Inc.
 10.22*   Stock Purchase Agreement dated July 31, 1992 between the
          Registrant and Silicon Graphics, Inc.
 10.23*   Software Distribution License Agreement between Intergraph and the Registrant
 10.24*(2)Contract for the "Vorsitzender der Geschaeftsfuehrung" of Control
          Data GmbH
 10.25(2) Consulting Agreement, dated November 14, 1994, between the
          Registrant and W. Douglas Hajjar
 10.26(2) Severance Agreement, dated January 4, 1995, between the
          Registrant and James E. Ousley
 10.27(2) Severance Agreement, dated January 4, 1995, between the
          Registrant and Joseph F. Killoran

 11.0     Computation of Earnings (Loss) per Common Share
 13.0     The portions of the Registrant's 1994 Annual Report to
          Stockholders that are incorporated in this Form 10-K by reference
 21.0     Subsidiaries of the Registrant
 23.0     Consent of Independent Auditors
 24.0     Power of Attorney
 27.0     Financial Data Schedule

   *      -  Incorporated by reference to previous filing.
  (1)     -  Form 8 and Form 10 refer, respectively, to the Registrant's
             Form 8 Amendment No. 1 dated July 10, 1992 (the "Form 8") to its Registration Statement on Form 10 dated May 27, 1992 and declared effective July 16, 1992 (the "Form 10").

  (2)     -  Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.

                                    23