Form 10-Q
period 1995-03-31
CONTROL DATA SYSTEMS INC
filed 1995-05-12
CIK 887309

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

                                 (Mark one)

  X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable: 12,688,708 shares of Common Stock, $0.01 par value per share, as of May 8, 1995.

                         CONTROL DATA SYSTEMS, INC.
                                  FORM 10-Q
                               March 31, 1995

                                    INDEX
                                                                  Page


     Part I - Financial Information:

     Consolidated Statements of Operations -
       Three months ended March 31, 1995 and April 2, 1994           2

     Consolidated Balance Sheets -
       March 31, 1995 and December 31, 1994 ...............          3

     Consolidated Statements of Cash Flows -
       Three months ended March 31, 1995 and April 2, 1994           4

     Notes to Consolidated Financial Statements ...........          6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations ................          8

     Part II - Other Information ..........................         14

     Signature ............................................         15

     Exhibit Index ........................................         16

                                   PART 1

                            FINANCIAL INFORMATION

      Item 1.  FINANCIAL STATEMENTS

                         CONTROL DATA SYSTEMS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Dollars in thousands, except per share data)

                                                 Three Months Ended
                                               March 31,    April 2,
                                                  1995        1994
  REVENUES:
   Net sales and rentals..................    $   81,557  $   95,639
   Services...............................        48,507      49,991
     Total revenues.......................       130,064     145,630
  COST OF REVENUES:
   Net sales and rentals..................        59,252      70,677
   Services...............................        37,215      36,348
     Total cost of revenues...............        96,467     107,025
     Gross profit.........................        33,597      38,605
  OPERATING EXPENSES:
   Selling, general and
    administrative........................        30,172      33,760
   Technical..............................         2,338       3,581
     Total operating expenses.............        32,510      37,341
     Earnings from operations.............         1,087       1,264
  OTHER INCOME (EXPENSES):
   Interest expense.......................          (274)       (277)
   Interest income........................         1,386       1,205
   Other income (expenses), net...........           700        (403)
     Total other income, net..............         1,812         525
     Earnings before income taxes.........         2,899       1,789
  PROVISION FOR INCOME TAXES..............           700         430
     Net earnings.........................    $    2,199  $    1,359
  Net earnings per common share
     and common share equivalents.........    $     0.17  $     0.10
  Weighted average common shares
     outstanding (in thousands)...........        13,237      13,786


  The accompanying notes are an integral part of these consolidated financial statements.

                              CONTROL DATA SYSTEMS, INC.
                              CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands, except per share data)

                                        ASSETS
                                                        March 31,    December 31,
                                                          1995           1994
                                                       (Unaudited)
  Current assets:
    Cash and short-term investments................  $     82,448   $     85,415
    Trade and other receivables....................       124,917        121,829
    Inventories....................................        43,312         38,241
    Prepaid expenses and other current assets......         6,705          6,756
      Total current assets.........................       257,382        252,241
  Investments and advances.........................           151            133
  Property and equipment, net......................        20,208         20,727
  Leased and data center equipment, net............         2,212          1,901
  Noncurrent trade and other receivables...........         7,799          7,330
  Goodwill, net....................................         9,911         10,187
  Other noncurrent assets..........................         8,748          8,049
      Total assets.................................  $    306,411   $    300,568

                        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Notes payable..................................  $      5,258   $      2,933
    Accounts payable...............................        48,600         41,004
    Customer advances and deferred income..........        21,050         24,254
    Accrued taxes..................................         6,035          4,515
    Accrued salaries and wages.....................        16,286         14,320
    Restructure reserves, current portion..........        34,358         36,698
    Other accrued expenses.........................        36,958         35,176
      Total current liabilities....................       168,545        158,900
  Deferred income taxes............................           618            616
  Restructure reserves, less current portion.......        17,920         18,240
  Pension liabilities..............................        37,418         34,019
  Other noncurrent liabilities.....................         6,172          6,487
      Total liabilities............................       230,673        218,262

  Stockholders' equity:
    Preferred stock, par value $.01 per share,
      authorized 5,000,000 shares; none issued
      and outstanding..............................             -              -
    Common stock, par value $.01 per share,
      authorized 50,000,000 shares; issued and
      outstanding 12,667,471 and 13,803,492
      shares as of March 31, 1995 and
      December 31, 1994, respectively..............           138            138
    Additional paid-in capital.....................       161,351        161,105
    Retained earnings..............................       (69,042)       (71,241)
    Minimum pension liability adjustment...........        (6,957)        (6,957)
    Foreign currency translation adjustment........        (2,641)          (739)
    Treasury stock, at cost........................        (7,111)             -
      Total stockholders' equity...................        75,738         82,306
      Total liabilities and stockholders' equity...  $    306,411   $    300,568

  The accompanying notes are an integral part of these consolidated financial statements.

                         CONTROL DATA SYSTEMS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (Dollars in thousands)

                                                             Three Months Ended
                                                           March 31,    April 2,
                                                              1995        1994
  Cash Flows from Operating Activities:
    Net earnings ......................................   $   2,199   $   1,359
    Adjustments to reconcile net earnings to net
      cash provided by (used in) operating activities:
        Depreciation...................................       3,336       3,444
        Amortization...................................         377       1,078
        Foreign currency transaction (gain) loss.......      (1,143)         30
        Equity in losses of affiliates.................         189         316
        Restructure reserves utilized..................      (4,806)     (7,103)
        Loss on sale of marketable securities
          and other assets.............................        (136)        476
        Net change in working capital items............       4,071         127
        Net change in noncurrent trade receivables.....        (234)       (220)
        Net change in other noncurrent assets..........        (453)       (503)
        Other..........................................          79         273
         Net cash provided by (used in) operating
           activities..................................       3,479        (723)

  Cash Flows from Investing Activities:
    Expended for property and equipment................      (1,904)     (1,980)
    Expended for leased and data center equipment......        (523)       (239)
    Proceeds from sales of property and equipment......           4         214
    Acquisitions of businesses, net of cash provided...           -      (3,844)
    Change in short-term investments...................       4,612      (5,451)
         Net cash provided by (used in) investing
           activities..................................       2,189     (11,300)

  Cash Flows from Financing Activities:
    Borrowings under short-term financing
      arrangements, net                                       2,030       2,416
    Proceeds from issuance of common stock, net of
      issuance costs...................................         246         657
    Purchase of treasury stock.........................      (7,111)          -
         Net cash (used in) provided by financing
           activities..................................      (4,835)      3,073

  Effect of Exchange Rate Changes on Cash..............         812         (85)

       Net change in cash and cash equivalents.........       1,645      (9,035)

       Cash and cash equivalents, beginning of period..      17,277      19,164

       Cash and cash equivalents, end of period........      18,922      10,129

       Short-term investments..........................      63,526      67,922

  Cash and short-term investments, end of period.......   $  82,448   $  78,051

                                 (Continued)

                         CONTROL DATA SYSTEMS, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
                           (Dollars in thousands)

                                                             Three Months Ended
                                                           March 31,    April 2,
                                                              1995        1994
  Net Change in Working Capital Items:
    Trade and other receivables........................   $   1,077   $    (420)
    Inventories........................................      (3,513)     (4,234)
    Prepaid expenses and other current assets..........         600         434
    Accounts Payable...................................       7,581       6,908
    Customer advances and deferred income..............      (4,311)     (1,696)
    Accrued taxes......................................       4,462      (1,586)
    Accrued salaries and wages.........................         108         659
    Other accrued expenses.............................      (1,933)         62

     Net change in working capital items...............   $   4,071   $     127


  Supplemental Disclosures of Cash Flow Information:
    Cash paid (received) during the period for:
      Interest paid....................................   $     277   $     282
      Income taxes paid................................         305         483
      Income taxes refunded............................      (6,543)       (180)

  The accompanying notes are an integral part of these consolidated financial statements.

                         CONTROL DATA SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               MARCH 31, 1995

  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation

      The financial statements include the  accounts of all majority-owned
  subsidiaries.  All  significant  intercompany   transactions  have  been
  eliminated.

      Net Earnings Per Share

      The net earnings per common share and common share equivalents is computed by dividing net earnings by the weighted average number of shares and dilutive common share equivalents outstanding during each period. Common stock equivalents result from dilutive stock options and warrants computed using the treasury stock method. Fully diluted earnings per share did not differ from primary earnings per share in the periods presented.

  2.  STOCKHOLDERS' EQUITY


  Common Stock, Additional Paid-In Capital, Retained Earnings, and Other

                                                   Shares
                                       ---------------------------           Additional
                                       Outstand-  Treasury          Common    Paid-In    Retained
  (Dollars and shares in thousands)       ing      Stock    Issued  Stock     Capital    Earnings    Other*     Total
  Balance at December 31, 1994           13,803         -  13,803  $   138  $ 161,105   $ (71,241) $ (7,696)  $ 82,306

  Issuance of common stock under the
    Employee Stock Purchase Plan             15         -      15        -         81           -         -         81
   Exercises of stock options                34         -      34        -        165           -         -        165
   Foreign currency translation
    adjustment                                -         -       -        -          -           -    (1,902)    (1,902)
   Purchase of treasury stock,
    at cost                              (1,185)    1,185       -        -          -           -    (7,111)    (7,111)
   Net earnings                               -         -       -        -          -       2,199         -      2,199

  Balance at March 31, 1995              12,667     1,185  13,852  $   138  $ 161,351   $ (69,042) $(16,709)  $ 75,738


  *Other Stockholders' Equity Items

                                         Minimum      Foreign
                                         Pension      Currency
                                        Liability   Translation   Treasury
                                        Adjustment   Adjustment    Stock      Total
  Balance at December 31, 1994        $   (6,957)  $     (739)  $       -  $  (7,696)


   Foreign currency translation
    adjustment                                 -       (1,902)          -     (1,902)
   Purchase of treasury stock,
    at cost                                    -            -      (7,111)    (7,111)

  Balance at March 31, 1995           $   (6,957)  $   (2,641)  $  (7,111) $ (16,709)

                         CONTROL DATA SYSTEMS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
                               MARCH 31, 1995

  3.  RESTRUCTURING RESERVES, CURRENT AND NONCURRENT

      Over the past several years, Control Data Systems, Inc. (the "Company") has focused its core business through a series of initiatives. The Company continues its transition from a developer and manufacturer of proprietary mainframe computer systems to the marketing and integration of open systems hardware, software, and consulting services.

      Cash outlays in the first quarter 1995 consisted primarily of $3.7 million for severance costs related to the reduction of the worldwide workforce by approximately 80 individuals, and $0.7 million for lease and other facility obligations related to commitments under leases throughout the United States, Canada, and Europe. Cash outlays were below Company expectations due in part to lower than planned severance activity in its international operations because of delays in legally required procedures for such activities. In addition, restructure activities in certain international locations were delayed while a divestiture activity was explored. For additional information regarding this divestiture, see the Financial Condition section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following table represents the Company's restructuring activities for the first quarter 1995:


                                                  Asset        Lease        Foreign
                                               Revaluations   and Other     Currency
                                    Severance      and        Facility    Translation
  (Dollars in thousands)              Costs     Write-offs   Obligations   Adjustment    Other     Total

  Balance at December 31, 1994..  $   33,329  $        -   $     13,840  $         -  $   7,769 $   54,938

   Noncash items................           -         (10)             -        2,156          -      2,146
   Reclassifications
    and transfers, net..........         456          (4)            19         (155)      (316)         -
   Foreign Currency
    Translation Adjustment......       1,473          14            360       (2,001)       154          -
   Cash payments................      (3,731)          -           (725)           -       (350)    (4,806)

  Balance at March 31, 1995.....  $   31,527  $        -   $     13,494  $         -  $   7,257 $   52,278

      Future cash outlays for the remaining restructuring reserve of $52.3 million at March 31, 1995 are anticipated to be $32.1 million for the remainder of 1995 and $20.2 million for 1996.

  4.  RELATED PARTY TRANSACTION

      In August 1992, an agreement was signed between Silicon Graphics, Inc. ("SGI") and the Company to purchase 1,185,224 shares of the Company's Common Stock for an aggregate amount of $14.4 million. On

  February 14, 1995, the Company repurchased 1,185,224 shares of its common stock from SGI for an aggregate purchase price of $7.1 million.

                         CONTROL DATA SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Unaudited)
                            (Dollars in millions)

      Overview. Control Data Systems, Inc. is a global systems integrator, developing and implementing open systems solutions for the operational problems of customers worldwide. It focuses on the architecture, implementation, lifetime support, and outsourcing of electronic commerce, product data management, and client-server solutions for government, financial services, telecommunications, and manufacturing organizations. The Company helps its customers implement business-related solutions by providing a range of services that include:

  o   Technology consulting
  o   Program management
  o   Software development
  o   Infrastructure integration
  o   Solution support

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

      For the first 32 years of its history, the Company developed, manufactured, and integrated its own proprietary brand of computers. In 1989 it began a transition from the development, manufacture and marketing of its own computers to the remarketing of standard UNIX and/or Intel-based computer systems. Coupled with networking and distributed applications, these systems form what is often referred to as the client-server computing environment. Today the Company's integration services include network design, installation and maintenance; application design and deployment, particularly for electronic commerce projects; remote and on-site systems management; electronic mail integration; and for the discrete manufacturing industry, computer-aided design and product data management systems.

  Revenues by Category

                                Three Months Ended
                                March 31,   April 2,
                                   1995        1994     Change
  Software and services....    $    39.5   $    36.1        9.4 %
  Maintenance and support..         20.3        23.8      (14.7)%
  Hardware products........         70.3        85.7      (18.0)%
     Total revenues........    $   130.1   $   145.6      (10.6)%

  Revenues by Geography


                                Three Months Ended
                                March 31,   April 2,
                                   1995        1994     Change
  Americas.................    $    49.8   $    73.5     (32.2) %
  Europe...................         69.8        55.6      25.5  %
  Asia.....................         10.5        16.5     (36.4) %
     Total revenues........    $   130.1   $   145.6     (10.6) %

                         CONTROL DATA SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                            (Dollars in millions)

      Revenues for first quarter 1995 of $130.1 million decreased 10.6% from first quarter 1994 revenues of $145.6 million. The revenue decline was due primarily to decreases of 18.0% and 14.7% in hardware products and maintenance support sales, respectively, offset in part by an increase of 9.4% in software and services sales. The majority of the decrease in hardware products sales was attributable to lower revenues in the Americas and Asia, offset by an increase in revenues in Europe of $11.8 million or 37.2%. The decrease in hardware maintenance support sales was primarily due to lower revenues in the Americas. The increase in software and services revenues of 9.4% was primarily due to an increase in sales in Europe of 20.9% in the first quarter 1995 versus the comparable quarter in 1994.

  Cost of Revenues and Gross Profit

                                   Three Months Ended
                                March 31,       April 2,
                                   1995           1994     Change
  Cost of revenues........     $     96.5     $    107.0      (9.8) %
  Percentage of revenues..           74.2 %         73.5 %
  Gross profit............     $     33.6     $     38.6     (13.0) %
  Percentage of revenues..           25.8 %         26.5 %

      Cost of revenues decreased by 9.8% and gross profit margins decreased by 13.0% in first quarter 1995 from the same period in 1994. The primary factor contributing to the cost of revenues and gross profit margins decreases was the decline in total revenues of $15.5 million, primarily in hardware products sales.

  Operating Expenses

                                   Three Months Ended
                                March 31,       April 2,
                                   1995           1994     Change
  Selling, general and
    administrative........     $     30.2     $     33.8     (10.7) %
  Percentage of revenues..           23.2 %         23.2 %
  Technical...............     $      2.3     $      3.6     (36.1) %
  Percentage of revenues..            1.8 %          2.5 %

  Selling, general  and  administrative  (SG&A).    The decrease  in  SG&A
  expense is due to the downsizing actions taken by the Company over the past year.

  Technical. The decrease in technical expense is an ongoing trend as the Company continues its transition from a provider of proprietary products to a systems integration company.

  Nonoperating Income

                                   Three Months Ended
                                March 31,       April 2,
                                   1995           1994     Change
  Nonoperating income....      $     1.8      $      0.5      260.0 %
  Percentage of revenues.            1.4  %          0.3 %

                         CONTROL DATA SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                            (Dollars in millions)

  Interest expense.    Interest  expense in  the  first  quarter 1995  was
  unchanged from the same period in 1994.

  Interest income.   Interest income increased  slightly in  first quarter
  1995 versus the first quarter 1994 due to higher average daily cash and short-term investment balances.

  Other income, net. Other income increased by $1.1 million in first quarter 1995 versus the first quarter 1994. The primary factors for this increase included a favorable foreign currency exchange gain of $0.3 million in the current quarter versus a $0.3 million loss in the comparable quarter in 1994 and a gain of $0.3 million for the increase in the market value of certain short-term investments.

  Provision for Income Taxes

                                     Three Months Ended
                                  March 31,       April 2,
                                     1995           1994
  Provision for Income Taxes..   $      0.7     $      0.4
  Percentage of revenues......          0.5 %          0.3 %

      The provision for income taxes in first quarter 1995 and the comparable period in 1994 relate primarily to foreign income taxes on the earnings of the Company's foreign subsidiaries and foreign withholding taxes on certain United States income.

  Net Earnings and Earnings Per Share

                                       Three Months Ended
                                    March 31,       April 2,
  (Earnings per share in dollars)      1995           1994
  Net earnings................     $      2.2     $      1.4
  Percentage of revenues......            1.7 %          1.0 %
  Earnings per share..........     $     0.17     $     0.10

      Net earnings for first quarter 1995 increased by $0.8 million from the comparable period in 1994. The primary factors for the increase were lower operating expenses, which offset the lower gross profit margin, and higher nonoperating income. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

  Outlook

      The following factors, among others, should be considered in evaluating the Company's outlook.

  General. The Company participates in the systems integration segment of the information systems and services market. This segment is projected to grow by more than 15% per year over the next four years. Equipment manufacturers, large consulting firms and traditional systems integrators also compete in this market segment. There are many smaller firms also active in this market segment with no one firm having a dominant position. Many of the companies in this market segment offer outsourcing and other types of long-term agreements with their customer base. The result of these types of activities is to develop a backlog of business that creates a certain predictable revenue base in future periods. The Company has a limited number of these types of arrangements. Therefore, revenue predictability is currently difficult, and continuing quarterly volatility of earnings can be expected.

                         CONTROL DATA SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                            (Dollars in millions)

  Revenues. The Company expects total revenues to decrease in 1995 from 1994 due in part to the recently announced disposition of certain international operations. The decrease in revenues could be offset in part by the acquisition of additional strategic businesses. For additional information regarding this disposition, see the Financial Condition section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Cost of revenues. The Company's cost of revenues as a percentage of total revenues were slightly higher in the first quarter of 1995 than the comparable period of 1994. Gross profit margins, as a percentage of sales, were slightly lower in the first quarter of 1995 than the comparable period in 1994. Cost of revenues as a percentage of revenues for 1995 is expected to decline. Gross profit margins are expected to increase in 1995. These 1995 expectations are based on the disposition of certain international operations, as noted above, whose revenue mix primarily consists of lower profit margin hardware products. However, due to varying gross profit margins of different types of product sales and varying gross profit margins of specific large projects quarter to quarter, total gross profit margins will be volatile.

  Selling, general and administrative expenses. SG&A expenses decreased in the first quarter of 1995 from the year ago quarter. SG&A expenses are expected to decline in 1995 due to the disposition of certain international operations and restructuring actions taken in the fourth quarter of 1994.

  Technical expenses. Technical spending declined in the first quarter of 1995 from the comparable period in 1994. Technical spending is expected to continue to decline in 1995 as the majority of the technical spending for proprietary products was completed in 1994. Some of this decline will be offset by higher spending on electronic commerce products and services, one of the Company's primary targeted markets.

  Income tax rate. In total, the Company has $131.2 million of deferred tax assets at December 31, 1994, which can be used to offset taxes on future earnings. While the Company maintains significant operations outside the United States, the majority of these operations also have deferred tax assets as of December 31, 1994, resulting from lower than expected 1994 earnings, caused in part by the planned worldwide restructuring activity. In the long-term this will significantly reduce the Company's tax expense. However, given the wide geographical dispersion of the Company's operations the tax rate will be volatile. Additionally, there will be volatility in the tax rate due to the disposition of certain international operations.

  Foreign exchange. A large percentage of the Company's revenues, costs, and expenses are transacted in currencies other than the U.S. dollar. As a result, the Company's financial results are subject to foreign exchange rate fluctuations.

  Other. See Notes to Consolidated Financial Statements regarding other factors concerning the Company.

                         CONTROL DATA SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                            (Dollars in millions)

  Financial Condition

      The Company's cash and short-term investments totaled $82.4 million at March 31, 1995 and represented 26.9% of total assets. The Company has no long-term debt. Stockholders' equity at March 31, 1995 was $75.7 million. Total cash and short-term investment balances decreased by $3.0 million in the quarter. The primary factors in the decrease were the purchase of treasury stock of $7.1 million, restructuring payments of $4.8 million, capital expenditures of $2.4 million, partially offset by a positive cash flow of $4.1 million from working capital items, depreciation and amortization of $3.7 million, net earnings from operations of $2.2 million, and an increase in short-term borrowings of $2.0 million. Stockholders' equity decreased by $6.6 million in first quarter 1995. The decrease is primarily due to the purchase of treasury stock of $7.1 million and a foreign currency translation adjustment of $1.9 million, offset in part by net earnings of $2.2 million.

      As of March 31, 1995, the Company has available up to $41.2 million, primarily short-term notes and overdraft facilities, under bank lines of credit in certain international subsidiaries. The Company has a domestic credit arrangement which provides up to $10.0 million in unsecured short-term credit.

      The Company has $52.3 million of restructure obligations as of March 31, 1995, $34.4 million of which are expected to be cash outlays in the next twelve months primarily for severance costs, lease and other obligations related to excess facilities, and litigation costs. The Company believes that it can finance this additional cash requirement through a combination of existing cash reserves, cash flow from operations, asset sales and its borrowing capacity. To the extent it may be necessary to supplement these sources of cash, the Company could seek financing from strategic investors and through future debt or equity financing in the public or private markets. The ability of the Company to borrow money or to sell debt or equity securities will depend on its results of operations, financial condition, and business prospects, as well as conditions then prevailing in the computer industry and the relevant capital markets.

      The Company will continue to explore ways to accomplish its business objectives through the acquisition of strategic businesses or the divestiture of non-strategic operations. In line with this business objective the Company announced on April 13, 1995, an agreement to sell a number of its international product integration and maintenance operations to AmeriData Technologies, a leading U.S.-based integrator. AmeriData will pay approximately $34 million in cash for these operations. The purchase is expected to be concluded in the second half of 1995. The Company believes this sale is an integral part of its strategy to focus on its core competencies in electronic commerce, product data management, and client-server solutions. As a result of this disposition, steps will be taken to reduce certain headquarters, administrative, and technical support costs to align with the reduced revenue base going forward. It is not expected that this activity will require additional restructuring charges. The net cash received by the Company will be approximately $25 million. It is expected that the

  AmeriData transaction will not result in a significant gain or loss to the Company.

                         CONTROL DATA SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Unaudited) (Continued)

      The following tables represent the proforma results for first quarter 1995 and first quarter and total year 1994 based on the elimination of operations defined in the contract between Control Data and AmeriData dated April 12, 1995 (unaudited):

  1995 Proforma Revenues and Gross Profits


  (Dollars in thousands)            1st Quarter
                                   As
  REVENUES                      Reported    Proforma
  Software and services....   $   39,464  $   29,446
  Maintenance and support..       20,272      15,767
  Hardware products........       70,328      23,778
      Total revenues.......   $  130,064  $   68,991

  Gross profit.............   $   33,597  $   22,650

  REVENUE DISTRIBUTION

  Software and services....        30.3%       42.7%
  Maintenance and support..        15.6%       22.8%
  Hardware products........        54.1%       34.5%
      Total revenues.......       100.0%      100.0%

  Gross profit.............        25.8%       32.8%

  1994 Proforma Revenues and Gross Profits


  (Dollars in thousands)            1st Quarter            Total Year
                                  As                     As
  REVENUES                     Reported    Proforma   Reported    Proforma
  Software and services....   $   36,139 $   27,199  $ 154,275  $  120,079
  Maintenance and support..       23,753     18,653     92,785      69,778
  Hardware products........       85,738     36,332    277,167     128,714
      Total revenues.......   $  145,630 $   82,184  $ 524,227  $  318,571

  Gross profit.............   $   38,605 $   25,010 $  141,699  $   99,477

  REVENUE DISTRIBUTION

  Software and services....        24.8%      33.1%       29.4%      37.7%
  Maintenance and support..        16.3%      22.7%       17.7%      21.9%

  Hardware products........        58.9%      44.2%       52.9%      40.4%
      Total revenues.......       100.0%     100.0%      100.0%     100.0%

  Gross profit.............        26.5%      30.4%       27.0%      31.2%

                                   PART II

                              OTHER INFORMATION

  ITEM 6  Exhibits and Reports on Form 8-K

       (a)  Exhibits

            11  Computation of Earnings per Common Share

            27  Financial Data Schedule


       (b)  Reports on Form 8-K

            A report on Form 8-K dated April 25, 1995 was filed subsequent to the Registrant's fiscal quarter ended March 31, 1995 reporting under Item 8-Change in Fiscal Year a change in its fiscal year end from the Saturday closest to December 31 to a calendar fiscal year ending December 31.

                                  SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     CONTROL DATA SYSTEMS, INC.
                                             Registrant

  Date:  May 11, 1995            /s/ J. F. KILLORAN
                                     J. F. Killoran
                            Vice President and Chief Financial Officer
                                   (Principal Accounting Officer)

                                EXHIBIT INDEX


  EXHIBITS FILED AS ITEM 6 TO THE QUARTERLY REPORT OF CONTROL DATA SYSTEMS, INC. ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995.

  (11) - Computation of Earnings Per Common Share

  (27) - Financial Data Schedule