Form 10-Q
period 1995-06-30
CONTROL DATA SYSTEMS INC
filed 1995-08-10
CIK 887309

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable: 12,763,190 shares of Common Stock, $0.01 par value per share, as of August 7, 1995.

                           CONTROL DATA SYSTEMS, INC.
                                    FORM 10-Q
                                  June 30, 1995

                                      INDEX
                                                                Page

Part I - Financial Information:

Consolidated Statements of Operations -
    Six months ended June 30, 1995 and July 2, 1994.....           2

Consolidated Balance Sheets -
    June 30, 1995 and December 31, 1994 .. .............           3

Consolidated Statements of Cash Flows -
    Six months ended June 30, 1995 and July 2, 1994.....           4

Notes to Consolidated Financial Statements .............           6

Management's Discussion and Analysis of Financial
    Condition and Results of Operations ................           8

Part II - Other Information ............................          14

Signature ..............................................          15

Exhibit Index ..........................................          16

                                     PART 1

                              FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           CONTROL DATA SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (Dollars in thousands, except per share data)

                                              Three Months Ended         Six Months Ended
                                             June 30,     July 2,      June 30,     July 2,
                                               1995        1994          1995        1994
REVENUES:
 Net sales and rentals..................   $  74,992    $  80,015    $ 156,549    $ 175,654
 Services...............................      54,096       51,259      102,603      101,250
   Total revenues.......................     129,088      131,274      259,152      276,904

COST OF REVENUES:
 Net sales and rentals..................      54,581       56,788      113,833      127,465
 Services...............................      41,902       37,141       79,117       73,489
   Total cost of revenues...............      96,483       93,929      192,950      200,954

   Gross profit.........................      32,605       37,345       66,202       75,950

OPERATING EXPENSES:
 Selling, general and
  administrative........................      30,386       32,931       60,558       66,691
 Technical..............................       2,137        3,649        4,475        7,230
   Total operating expenses.............      32,523       36,580       65,033       73,921
   Earnings from operations.............          82          765        1,169        2,029

OTHER INCOME (EXPENSES):
 Interest expense.......................        (453)        (386)        (727)        (663)
 Interest income........................       1,592        1,088        2,978        2,293
 Other income (expenses), net...........       1,240         (283)       1,940         (686)
   Total other income, net..............       2,379          419        4,191          944
   Earnings before income taxes.........       2,461        1,184        5,360        2,973

PROVISION FOR INCOME TAXES..............         200          501          900          931
   Net earnings.........................   $   2,261    $     683    $   4,460    $   2,042

Net earnings per common share
   and common share equivalents.........   $    0.18    $    0.05    $    0.35    $    0.15
Weighted average common shares
   outstanding (in thousands)...........      12,878       13,904       12,965       13,862



The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                     ASSETS

                                                    June 30,    December 31,
                                                      1995          1994
                                                  (Unaudited)
Current assets:
  Cash and short-term investments................  $  83,304     $  85,415
  Trade and other receivables....................    121,521       121,829
  Inventories....................................     39,602        38,241
  Prepaid expenses and other current assets......      6,640         6,756
    Total current assets.........................    251,067       252,241
Investments and advances.........................        150           133
Property and equipment, net......................     21,779        20,727
Leased and data center equipment, net............      1,749         1,901
Noncurrent trade and other receivables...........      6,786         7,330
Goodwill, net....................................     10,245        10,187
Other noncurrent assets..........................      9,035         8,049
    Total assets.................................  $ 300,811     $ 300,568

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable..................................  $   4,935     $   2,933
  Accounts payable...............................     49,274        41,004
  Customer advances and deferred income..........     16,658        24,254
  Accrued taxes..................................      5,860         4,515
  Accrued salaries and wages.....................     16,433        14,320
  Restructure reserves, current portion..........     30,950        36,698
  Other accrued expenses.........................     36,534        35,176
    Total current liabilities....................    160,644       158,900
Deferred income taxes............................        630           616
Restructure reserves, less current portion.......     17,420        18,240
Pension liabilities..............................     37,537        34,019
Other noncurrent liabilities.....................      5,576         6,487
    Total liabilities............................    221,807       218,262

Stockholders' equity:
  Preferred stock, par value $.01 per share,
    authorized 5,000,000 shares; none issued
    and outstanding..............................          -             -
  Common stock, par value $.01 per share,
    authorized 50,000,000 shares; issued and
    outstanding 12,716,473 and 13,803,492
    shares as of June 30, 1995 and
    December 31, 1994, respectively..............        139           138
  Additional paid-in capital.....................    161,643       161,105
  Retained earnings..............................    (66,781)      (71,241)
  Minimum pension liability adjustment...........     (6,957)       (6,957)
  Foreign currency translation adjustment........     (1,929)         (739)
  Treasury stock, at cost........................     (7,111)            -
    Total stockholders' equity...................     79,004        82,306
    Total liabilities and stockholders' equity...  $ 300,811     $ 300,568

The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                           Six Months Ended
                                                         June 30,     July 2,
                                                           1995        1994
Cash Flows from Operating Activities:
  Net earnings ......................................  $    4,460  $    2,042
  Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
      Depreciation...................................       6,057       7,752
      Amortization...................................         770       2,130
      Foreign currency transaction (gain) loss.......        (392)       (452)
      Equity in losses of affiliates.................         476         745
      Restructure reserves utilized..................      (8,713)     (9,786)
      (Gain) loss on sale of marketable securities
        and other assets.............................        (777)        150
      Net change in working capital items............       6,744      (8,732)
      Net change in noncurrent trade receivables.....         910         445
      Net change in other noncurrent assets..........      (1,462)     (1,294)
      Other..........................................        (171)         83
       Net cash provided by (used in) operating
         activities..................................       7,902      (6,917)

Cash Flows from Investing Activities:
  Expended for property and equipment................      (5,608)     (4,148)
  Expended for leased and data center equipment......        (646)       (492)
  Proceeds from sales of property and equipment......         626         242
  Acquisitions of businesses, net of cash provided...        (546)     (3,844)
  Change in short-term investments...................       4,178       3,651
       Net cash used in investing
         activities..................................      (1,996)     (4,591)

Cash Flows from Financing Activities:
  Borrowings under short-term financing
    arrangements, net................................       1,695       6,070
  Proceeds from issuance of common stock, net of
    issuance costs...................................         539       1,295
  Purchase of treasury stock.........................      (7,111)          -
       Net cash (used in) provided by financing
         activities..................................      (4,877)      7,365

Effect of Exchange Rate Changes on Cash..............       1,038          90

     Net change in cash and cash equivalents.........       2,067      (4,053)
     Cash and cash equivalents, beginning of period..      17,277      19,164
     Cash and cash equivalents, end of period........      19,344      15,111
     Short-term investments..........................      63,960      58,820
Cash and short-term investments, end of period.......  $   83,304  $   73,931

                                   (Continued)

                           CONTROL DATA SYSTEMS, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
                             (Dollars in thousands)

                                                           Six Months Ended
                                                         June 30,     July 2,
                                                           1995        1994
Net Change in Working Capital Items:
  Trade and other receivables........................  $    4,952  $    6,833
  Inventories........................................         435       2,348
  Prepaid expenses and other current assets..........         782         853
  Accounts payable...................................       8,562      (9,491)
  Customer advances and deferred income..............      (8,763)     (5,742)
  Accrued taxes......................................       4,203      (2,968)
  Accrued salaries and wages.........................         179        (459)
  Other accrued expenses.............................      (3,606)       (106)

   Net change in working capital items...............  $    6,744  $   (8,732)


Supplemental Disclosures of Cash Flow Information:
  Cash paid (received) during the period for:
    Interest paid....................................  $      731  $      672
    Income taxes paid................................         569       1,893
    Income taxes refunded............................      (6,580)       (622)



The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  JUNE 30, 1995

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

2. STOCKHOLDERS' EQUITY


Common Stock, Additional Paid-In Capital, Retained Earnings, and Other

                                                 Shares                    Additional
                                     Outstand-  Treasury          Common     Paid-In    Retained
(Dollars and shares in thousands)       ing       Stock   Issued  Stock      Capital    Earnings     Other*      Total
Balance at December 31, 1994.......    13,803         -   13,803  $  138   $  161,105  $ (71,241)  $  (7,696)  $  82,306

 Issuance of common stock under the
  Employee Stock Purchase Plan.....        15         -       15       -           81          -           -          81
 Exercises of stock options........        34         -       34       -          165          -           -         165
 Foreign currency translation
  adjustment.......................         -         -        -       -            -          -      (1,902)     (1,902)
 Purchase of treasury stock,
  at cost..........................    (1,185)    1,185        -       -            -          -      (7,111)     (7,111)
 Net earnings......................         -         -        -       -            -      2,199           -       2,199

Balance at March 31, 1995..........    12,667     1,185   13,852     138      161,351    (69,042)    (16,709)     75,738

 Issuance of common stock under the
  Employee Stock Purchase Plan.....        16         -       16       -           91          -           -          91
 Exercises of stock options........        33         -       33       1          201          -           -         202
 Foreign currency translation
  adjustment.......................         -         -        -       -            -          -         712         712
 Net earnings......................         -         -        -       -            -      2,261           -       2,261

Balance at June 30, 1995...........    12,716     1,185   13,901  $  139   $  161,643  $ (66,781)  $ (15,997)  $  79,004


*Other Stockholders' Equity Items

                                        Minimum     Foreign
                                        Pension    Currency
                                       Liability  Translation   Treasury
(Dollars in thousands)                Adjustment  Adjustment      Stock       Total
Balance at December 31, 1994.......   $  (6,957)  $    (739)    $      -   $  (7,696)

 Foreign currency translation
  adjustment.......................           -      (1,902)           -      (1,902)
 Purchase of treasury stock,
  at cost..........................           -           -       (7,111)     (7,111)

Balance at March 31, 1995..........      (6,957)     (2,641)      (7,111)    (16,709)

 Foreign currency translation
  adjustment.......................           -         712            -         712

Balance at June 30, 1995...........   $  (6,957)  $  (1,929)    $ (7,111)  $ (15,997)

                           CONTROL DATA SYSTEMS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
                                  JUNE 30, 1995

3. RESTRUCTURING RESERVES, CURRENT AND NONCURRENT

    Over the past several years, Control Data Systems, Inc. (the "Company") has focused its core business through a series of initiatives. The Company continues its transition from a developer and manufacturer of proprietary mainframe computer systems to the marketing and integration of open systems hardware, software, and consulting services.

    Cash outlays in the second quarter 1995 consisted primarily of $2.1 million for severance costs related to the reduction of the worldwide workforce by approximately 30 individuals, and $1.2 million for lease and other facility obligations related to commitments under leases throughout the United States, Canada, and Europe. Cash outlays for the first six months of 1995 totaled $8.7 million, consisting primarily of $5.9 million for severance costs related to the reduction of the worldwide workforce by approximately 110 individuals and $2.0 million for lease and other facility obligations related to commitments under leases throughout the United States, Canada, and Europe. Cash outlays for the second quarter and the first half of 1995 were below Company expectations due in part to lower than planned severance activity in its international operations because of delays in legally required procedures for such activities. In addition, restructure activities in certain international locations were delayed while a divestiture activity was explored. For additional information regarding this divestiture, see the Financial Condition section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following table represents the Company's restructuring activities for the first half of 1995:


                                                Asset          Lease       Foreign
                                             Revaluations    and Other    Currency
                                  Severance      and          Facility   Translation
(Dollars in thousands)              Costs     Write-offs    Obligations  Adjustment     Other      Total
Balance at December 31, 1994..   $   33,329  $         -    $   13,840   $        -   $  7,769   $ 54,938

 Noncash items................            -          (10)            -        2,156          -      2,146
 Reclassifications
  and transfers, net..........          456           (4)           19         (155)      (316)         -
 Foreign currency
  translation adjustment......        1,473           14           360       (2,001)       154          -
 Cash payments................       (3,731)           -          (725)           -       (350)    (4,806)

Balance at March 31, 1995.....       31,527            -        13,494            -      7,257     52,278

 Noncash items................            -         (200)            -          199          -         (1)
 Reclassifications
  and transfers, net..........         (181)         190            55         (235)       171          -
 Foreign currency
  translation adjustment......          (81)          10            48           36        (13)         -
 Cash payments................       (2,124)           -        (1,241)           -       (542)    (3,907)

Balance at June 30, 1995......   $   29,141  $         -    $   12,356   $        -   $  6,873   $ 48,370

   The remaining restructuring reserve balance of $48.4 million consists of a combination of cash and noncash items. It is estimated that the Company will utilize approximately half of these reserves by year end 1995. Subsequently, future utilization of the remaining reserves will primarily involve cash outlays.

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

    For the first 32 years of its history, the Company developed, manufactured, and integrated its own proprietary brand of computers. In 1989 it began a transition from the development, manufacture and marketing of its own computers to the remarketing of standard UNIX and/or Intel-based computer systems. Coupled with networking and distributed applications, these systems form what is often referred to as the client-server computing environment. Today the CompanyOs integration services include network design, installation and maintenance; application design and deployment, particularly for electronic commerce projects; remote and on-site systems management; electronic mail integration; and for the discrete manufacturing industry, computer-aided design and product data management systems.

Revenues by Category

                               Three Months Ended                    Six Months Ended
                              June 30,     July 2,                 June 30,     July 2,
                                1995        1994      Change         1995        1994      Change
Software and services....   $    46.9   $    38.0      23.4  %   $    86.4   $    74.1      16.6  %
Maintenance and support..        20.5        23.7     (13.5) %        40.8        47.5     (14.1) %
Hardware products........        61.7        69.6     (11.4) %       132.0       155.3     (15.0) %
   Total revenues........   $   129.1   $   131.3      (1.7) %   $   259.2   $   276.9      (6.4) %

Revenues by Geography

                               Three Months Ended                    Six Months Ended
                              June 30,     July 2,                 June 30,     July 2,
                                1995        1994      Change         1995        1994      Change
Americas.................   $    43.7   $    56.6     (22.8) %   $    93.5   $   130.1     (28.1) %
Europe...................        70.0        57.8      21.1  %       139.8       113.4      23.3  %
Asia.....................        15.4        16.9      (8.9) %        25.9        33.4     (22.5) %
   Total revenues........   $   129.1   $   131.3      (1.7) %   $   259.2   $   276.9      (6.4) %

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                              (Dollars in millions)

    Revenues for second quarter 1995 of $129.1 million decreased 1.7% from second quarter 1994 revenues of $131.3 million. Revenues for the first six months of 1995 totaled $259.2 million, a decrease of 6.4% from the $276.9 million of revenues in the first six months of 1994. The revenue decline in the second quarter and the first six months of 1995 was due primarily to decreases in hardware products and maintenance support sales offset in part by an increase in software and services sales. The majority of the decrease in hardware products sales was attributable to lower revenues in the Americas and Asia, offset by an increase in revenues in Europe. The decrease in hardware maintenance support sales was primarily due to lower revenues in the Americas. The increase in software and services revenues was due to an increase in sales in all three geographical areas.

Cost of Revenues and Gross Profit

                                 Three Months Ended                        Six Months Ended
                              June 30,        July 2,                  June 30,        July 2,
                                1995           1994       Change         1995           1994       Change

Cost of revenues........    $    96.5      $    94.0        2.7  %   $   193.0       $  201.0       (4.0) %
Percentage of revenues..         74.7  %        71.6  %                   74.5  %        72.6  %
Gross profit............    $    32.6      $    37.3      (12.6) %   $    66.2       $   75.9      (12.8) %
Percentage of revenues..         25.3  %        28.4  %                   25.5  %        27.4  %

    Cost of revenues for second quarter 1995 increased by 2.7% over the comparable period in 1994. Cost of revenues for the first six months of 1995 decreased by 4.0% compared to the same period in 1994. Gross profit margins for second quarter 1995 decreased by 12.6% as compared to the second quarter 1994. Gross profit margins for the first six months of 1995 decreased by 12.8% as compared to the same period in 1994. The primary factor contributing to the cost of revenues and gross profit margins decreases in the first half of 1995 was the decline in total revenues, primarily in hardware products sales.

Operating Expenses

                                 Three Months Ended                        Six Months Ended
                              June 30,        July 2,                  June 30,        July 2,
                                1995           1994       Change         1995           1994       Change

Selling, general and
  administrative........    $    30.3      $    32.9       (7.9) %   $    60.5       $   66.7       (9.3) %
Percentage of revenues..         23.5  %        25.1  %                   23.3  %        24.1  %
Technical...............    $     2.2      $     3.6      (38.9) %   $     4.5       $    7.2      (37.5) %
Percentage of revenues..          1.7  %         2.7  %                    1.7  %         2.6  %

Selling, general and administrative (SG&A). The decrease in SG&A expense for second quarter and the first six months of 1995 as compared to the comparable periods in 1994 is due to the downsizing actions taken by the Company over the past year and recovery of $0.7 million of accounts receivable which had previously been written-off.

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

Nonoperating Income

                                 Three Months Ended                        Six Months Ended
                              June 30,        July 2,                  June 30,        July 2,
                                1995           1994       Change         1995           1994       Change

Nonoperating income....     $     2.4      $     0.4      500.0  %   $     4.2       $    0.9      366.7  %
Percentage of revenues.           1.9  %         0.3  %                    1.6  %         0.3  %

Interest expense. Interest expense increased in second quarter and the first half of 1995 versus the comparable periods in 1994 due to increased average daily short-term borrowings and higher interest rates on the outstanding borrowings.

Interest income. Interest income increased in second quarter and the first half of 1995 versus the comparable periods in 1994 due to higher average daily cash and short-term investment balances.

Other income, net. Other income increased by $1.5 million and $2.6 million, respectively in second quarter 1995 and the first half of 1995 versus the comparable periods in 1994. The primary factors for the increase in second quarter relates to a gain of $0.4 million for the increase in the market value of certain short-term investments versus a $0.9 million loss in the comparable quarter in 1994, and a gain of $0.4 million in second quarter 1995 for the sale of land. The increase in the first half of 1995 versus 1994 is attributable to a gain of $0.7 million for the increase in the market value of certain short-term investments versus a $0.9 million loss in the comparable period in 1994, a gain of $0.4 million in 1995 for the sale of land, and a loss in affiliates of $0.5 in the first half of 1995 versus a loss of $0.7 million in the first half of 1994.

Provision for Income Taxes

                                   Three Months Ended                Six Months Ended
                                June 30,        July 2,          June 30,        July 2,
                                  1995           1994              1995           1994
Provision for Income Taxes..  $     0.2      $     0.5         $     0.9      $     0.9
Percentage of revenues......        0.2  %         0.4  %            0.3  %         0.3  %

    The provision for income taxes in second quarter and the first half of 1995 and the comparable periods in 1994 relate primarily to foreign income taxes on the earnings of the Company's foreign subsidiaries and foreign withholding taxes on certain United States income.


Net Earnings and Earnings Per Share

                                      Three Months Ended                Six Months Ended
(Earnings per share in dollars)    June 30,        July 2,          June 30,        July 2,
                                     1995           1994              1995           1994
Net earnings................     $     2.3      $     0.7         $     4.5      $     2.1
Percentage of revenues......           1.8  %         0.5  %            1.7  %         0.8  %
Earnings per share..........     $    0.18      $    0.05            $ 0.35      $    0.15

   Net earnings for second quarter and the first half of 1995 are higher than the comparable periods in 1994. The primary factors were lower operating expenses, which offset the lower gross profit margins, and higher nonoperating income. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                              (Dollars in millions)

Outlook

    The following factors, among others, should be considered in evaluating the Company's outlook.

General. The Company participates in the systems integration segment of the information systems and services market. This segment is projected to grow by more than 15% per year over the next four years. Equipment manufacturers, large consulting firms, and traditional systems integrators also compete in this market segment. There are many smaller firms also active in this market segment with no one firm having a dominant position. Many of the companies in this market segment offer outsourcing and other types of long-term agreements with their customer base. The result of these types of activities is to develop a backlog of business that creates a certain predictable revenue base in future periods. The Company has a limited number of these types of arrangements. Therefore, revenue predictability is currently difficult, and continuing quarterly volatility of earnings can be expected.

Revenues. The Company expects total revenues to decrease in 1995 from 1994 due in part to the recently announced proposed disposition of certain international operations. The decrease in revenues could be offset in part by the acquisition of additional strategic businesses. For additional information regarding this disposition, see the Financial Condition section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cost of revenues. The Company's cost of revenues as a percentage of total revenues increased in the second quarter and first six months of 1995 from the comparable periods in 1994. Gross profit margins, as a percentage of sales, decreased in the second quarter and first six months of 1995 from the comparable periods in 1994. Gross profit margins as a percentage of revenues are expected to increase following the proposed disposition of certain international operations, as noted above, whose revenue mix primarily consists of lower profit margin hardware products. However, due to varying gross profit margins of different types of product sales and varying gross profit margins of specific large projects quarter to quarter, total gross profit margins will be volatile.

Selling, general and administrative expenses. SG&A expenses decreased in the second quarter and first half of 1995 from the year ago periods. SG&A expenses are expected to decline in 1995 due to the proposed disposition of certain international operations and restructuring actions taken in the fourth quarter of 1994.

Technical expenses. Technical spending declined in the second quarter and first half of 1995 from the comparable periods in 1994. Technical spending is expected to continue to decline in 1995 as the majority of the technical spending for proprietary products was completed in 1994. Some of this decline will be offset by higher spending on electronic commerce products and services, one of the Company's primary targeted markets.

Income tax rate. In total, the Company has $131.2 million of deferred tax assets at December 31, 1994, which can be used to offset taxes on future earnings. While the Company maintains significant operations outside the United States, the majority of these operations also have deferred tax assets as of December 31, 1994, resulting from lower than expected 1994 earnings, caused in part by the planned worldwide restructuring activity. In the long-term this will significantly reduce the Company's tax expense. However, given the wide geographical dispersion of the Company's operations the tax rate will be volatile. Additionally, there will be volatility in the tax rate due to the proposed disposition of certain international operations.

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

Other. See Notes to Consolidated Financial Statements regarding other factors concerning the Company.

Financial Condition

    The Company's cash and short-term investments totaled $83.3 million at June 30, 1995 and represented 27.7% of total assets. The Company has no long-term debt. Stockholders' equity at June 30, 1995 was $79.0 million. Total cash and short-term investment balances decreased by $2.1 million from the corresponding December 31, 1994 balances. The primary factors in the decrease were the purchase of treasury stock of $7.1 million, restructuring payments of $8.7 million, capital expenditures of $6.3 million, the acquisition of Binary Systems Limited of $0.5 million, partially offset by a positive cash flow of $6.7 million from working capital items, depreciation and amortization of $6.8 million, net earnings of $4.5 million, and an increase in short-term borrowings of $1.7 million. Stockholders' equity decreased by $3.3 million in the first six months of 1995. The decrease is primarily due to the purchase of treasury stock of $7.1 million and a foreign currency translation adjustment of $1.2 million, offset in part by net earnings of $4.5 million.

    As of June 30, 1995, the Company has available up to $29.8 million, primarily short-term notes and overdraft facilities, under bank lines of credit in certain international subsidiaries. The Company has a domestic credit arrangement which provides up to $10.0 million in unsecured short-term credit.

   The Company has $48.4 million of restructuring obligations as of June 30, 1995. Settlement of these obligations will involve a combination of cash outlays and asset revaluations primarily associated with the contemplated closing of the first group of operations proposed to be sold to AmeriData Technologies, Inc. ("AmeriData"). It is currently estimated that year end 1995 restructuring reserves will be less than half the June 30, 1995 balance and will primarily involve cash outlays. The majority of the cash outlays will be made during 1996, with the remainder extending into 1997 as various long-term real estate obligations are concluded. The Company believes it can finance this additional cash requirement through a combination of existing cash reserves, cash flow from operations, asset sales, and its borrowing capacity. To the extent it may be necessary to supplement these sources of cash, the Company could seek financing from strategic investors and through future debt or equity financing in the public or private markets. The ability of the Company to borrow money or to sell debt or equity securities will depend on its results of operations, financial condition, and business prospects, as well as conditions then prevailing in the computer industry and the relevant capital markets.

      The Company will continue to explore ways to accomplish its business objectives through the acquisition of strategic businesses or the divestiture of non-strategic operations. In line with this business objective the Company announced on April 13, 1995, that it proposed to sell a number of its international product integration and maintenance operations to AmeriData, a leading U.S.-based integrator. While the terms of the agreement remain to be finalized, it is estimated that AmeriData will pay approximately $25 to $30 million for these operations. The purchase is expected to be concluded in the second half of 1995. The Company believes this sale is an integral part of its strategy to focus on its core competencies in electronic commerce, product data management, and client-server solutions. As a result of this proposed disposition, steps will be taken to

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)

reduce certain headquarters, administrative, and technical support costs to align with the reduced revenue base going forward. It is not expected that this activity will require additional restructuring charges. The net cash received by the Company is estimated to be approximately $15 to $20 million. It is expected that the AmeriData transaction will not result in a significant gain or loss to the Company.

    The following tables represent the proforma results for the second quarter and first six months of 1995 and 1994, respectively, based on the elimination of operations proposed to be sold by the Company to AmeriData (unaudited):

1995 Proforma Revenues and Gross Profits


(Dollars in thousands)           2nd Quarter              Year-to-Date
                               As                        As
REVENUES                    Reported     Proforma     Reported     Proforma
Software and services....  $  46,938    $  38,292    $  86,402    $  67,882
Maintenance and support..     20,506       15,399       40,778       31,166
Hardware products........     61,644       24,278      131,972       48,056
    Total revenues.......  $ 129,088    $  77,969    $ 259,152    $ 147,104

Gross profit.............  $  32,605    $  24,620    $  66,202    $  47,089

REVENUE DISTRIBUTION

Software and services....      36.4%        49.1%        33.4%        46.1%
Maintenance and support..      15.9%        19.8%        15.7%        21.2%
Hardware products........      47.7%        31.1%        50.9%        32.7%
    Total revenues.......     100.0%       100.0%       100.0%       100.0%

Gross profit.............      25.3%        31.6%        25.5%        32.0%

1994 Proforma Revenues and Gross Profits


(Dollars in thousands)           2nd Quarter              Year-to-Date
                               As                        As
REVENUES                    Reported     Proforma     Reported     Proforma
Software and services....  $  37,968    $  29,173    $  74,107    $  56,372
Maintenance and support..     23,713       18,080       47,466       36,733
Hardware products........     69,593       36,536      155,331       72,868
    Total revenues.......  $ 131,274    $  83,789    $ 276,904    $ 165,973

Gross profit.............  $  37,345    $  27,293    $  75,950    $  52,303

REVENUE DISTRIBUTION

Software and services....      28.9%        34.8%        26.8%        34.0%
Maintenance and support..      18.1%        21.6%        17.1%        22.1%
Hardware products........      53.0%        43.6%        56.1%        43.9%
    Total revenues.......     100.0%       100.0%       100.0%       100.0%

Gross profit.............      28.4%        32.6%        27.4%        31.5%

                                     PART II

                                OTHER INFORMATION

ITEM 4  Submission of Matters to a Vote of Security Holders

        (a) The Annual Meeting of the Registrant's stockholders was held on May 12, 1995.

        (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Registrant to serve until the next annual meeting of stockholders and until their successors shall have been duly elected and qualified:


        Nominee            Number of Votes For   Number of Votes Withheld
        W. Donald Bell         10,620,710                188,048
        Grant A. Dove          10,620,522                188,236
        Marcelo A. Gumucio     10,620,637                188,121
        W. Douglas Hajjar      10,621,386                187,372
        Keith A. Libbey        10,621,590                187,168
        James E. Ousley        10,619,073                189,685

        (c) At the Annual Meeting, the stockholders approved the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the current fiscal year by a vote of 10,765,059 For, 23,765 Against, 19,934 Abstentions and no broker nonvotes.

ITEM 6  Exhibits and Reports on Form 8-K

        (a)  Exhibits

          11  Computation of Earnings per Common Share

          27  Financial Data Schedule


        (b)  Reports on Form 8-K

        A report on Form 8-K dated April 25, 1995 was filed in the Registrant's fiscal quarter ended June 30, 1995 reporting under
        Item 8-Change in Fiscal Year a change in its fiscal year end from the Saturday closest to December 31 to a calendar fiscal year ending December 31.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   CONTROL DATA SYSTEMS, INC.
                                           Registrant

Date:  August 10, 1995         /s/ J. F. KILLORAN
                                   J. F. Killoran
                          Vice President and Chief Financial Officer
                                (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBITS FILED AS ITEM 6 TO THE QUARTERLY REPORT OF CONTROL DATA
SYSTEMS, INC. ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1995.

(11) - Computation of Earnings Per Common Share

(27) - Financial Data Schedule