Form 10-Q
period 1995-09-30
CONTROL DATA SYSTEMS INC
filed 1995-11-14
CIK 887309

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

X QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE
  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

                                  ------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable: 12,880,154 shares of Common Stock, $0.01 par value per share, as of November 7, 1995.

                           CONTROL DATA SYSTEMS, INC.
                                    FORM 10-Q
                               September 30, 1995

                                      INDEX
                                                                    Page

Part I - Financial Information:

Consolidated Statements of Operations -
Three and nine months ended September 30, 1995
and October 1, 1994.......................................            2

Consolidated Balance Sheets -
September 30, 1995 and December 31, 1994..................            3

Consolidated Statements of Cash Flows -
Nine months ended September 30, 1995 and October 1, 1994..            4

Notes to Consolidated Financial Statements................            6

Management's Discussion and Analysis of Financial
Condition and Results of Operations.......................           10

Part II - Other Information...............................           17

Signature.................................................           18

Exhibit Index.............................................           19

                                     PART 1

                              FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           CONTROL DATA SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (Dollars in thousands, except per share data)

                                                   Three Months Ended               Nine Months Ended
                                               September 30,     October 1,    September 30,     October 1,
                                                   1995             1994           1995             1994
REVENUES:
 Net sales and rentals..................   $        55,191 $        63,693  $      211,740 $       239,347
 Services...............................            50,049          49,953         152,652         151,203
   Total revenues.......................           105,240         113,646         364,392         390,550
COST OF REVENUES:
 Net sales and rentals..................            37,163          47,585         150,996         175,050
 Services...............................            38,915          38,088         118,032         111,577
   Total cost of revenues...............            76,078          85,673         269,028         286,627
   Gross profit.........................            29,162          27,973          95,364         103,923
OPERATING EXPENSES:
 Selling, general and
  administrative........................            28,261          30,741          88,819          97,432
 Technical..............................             2,445           3,190           6,920          10,420
   Total operating expenses.............            30,706          33,931          95,739         107,852
   Loss from operations.................            (1,544)         (5,958)           (375)         (3,929)
OTHER INCOME (EXPENSES):
 Interest expense.......................              (236)           (316)           (963)           (979)
 Interest income........................             1,263           1,058           4,241           3,351
 Other income, net......................             1,449             790           3,389             104
   Total other income, net..............             2,476           1,532           6,667           2,476
   Earnings (loss) before income taxes..               932          (4,426)          6,292          (1,453)
PROVISION FOR INCOME TAXES..............               300             549           1,200           1,480
   Net earnings (loss)..................   $           632 $        (4,975) $        5,092 $        (2,933)
Primary earnings (loss) per common share
   and common share equivalents.........   $          0.05 $         (0.36) $         0.40 $         (0.21)
Fully diluted earnings (loss) per common
   share and common share equivalents...   $          0.05 $         (0.36) $         0.37 $         (0.21)
Weighted average common shares
   outstanding (in thousands)
   Primary..............................            13,064          13,780          12,897          13,734
   Fully diluted........................            13,487          13,780          13,627          13,734

The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                     ASSETS
                                                     September 30,   December 31,
                                                         1995            1994
                                                      (Unaudited)
Current assets:
  Cash and short-term investments................  $       83,642  $      85,415
  Trade and other receivables....................          87,488        121,829
  Inventories....................................          23,329         38,241
  Prepaid expenses and other current assets......           6,277          6,756
    Total current assets.........................         200,736        252,241
Investments and advances.........................             975            133
Property and equipment, net......................          17,367         20,727
Leased and data center equipment, net............           1,047          1,901
Noncurrent trade and other receivables...........           4,536          7,330
Goodwill, net....................................               -         10,187
Other noncurrent assets..........................           9,647          8,049
    Total assets.................................  $      234,308  $     300,568

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable..................................  $        1,073  $       2,933
  Accounts payable...............................          18,589         41,004
  Customer advances and deferred income..........          10,376         24,254
  Accrued taxes..................................           6,854          4,515
  Accrued salaries and wages.....................          14,062         14,320
  Restructure reserves, current portion..........          23,457         36,698
  Other accrued expenses.........................          27,675         35,176
    Total current liabilities....................         102,086        158,900
Deferred income taxes............................             643            616
Restructure reserves, less current portion.......           7,519         18,240
Pension liabilities..............................          36,081         34,019
Other noncurrent liabilities.....................           5,152          6,487
    Total liabilities............................         151,481        218,262

Stockholders' equity:
  Preferred stock, par value $.01 per share,
    authorized 5,000,000 shares; none issued
    and outstanding..............................               -              -
  Common stock, par value $.01 per share,
    authorized 50,000,000 shares; issued and
    outstanding 12,801,058 and 13,803,492
    shares as of September 30, 1995 and
    December 31, 1994, respectively..............             140            138
  Additional paid-in capital.....................         162,123        161,105
  Retained earnings..............................         (66,149)       (71,241)
  Minimum pension liability adjustment...........          (6,957)        (6,957)
  Foreign currency translation adjustment........             781          (739)
  Treasury stock, at cost........................          (7,111)              -
    Total stockholders' equity...................          82,827         82,306
    Total liabilities and stockholders' equity...  $      234,308  $     300,568

The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                               Nine Months Ended
                                                          September 30,    October 1,
                                                             1995             1994
Cash Flows from Operating Activities:
  Net earnings (loss)................................  $         5,092  $     (2,933)
  Adjustments to reconcile net earnings (loss) to net
    cash provided by (used in) operating activities:
      Depreciation...................................            8,626        11,251
      Amortization...................................            1,014         3,437
      Foreign currency transaction (gain) loss.......             (524)         (798)
      Equity in (gains) losses of affiliates.........             (832)          714
      Restructure reserves utilized..................          (17,380)      (16,276)
      (Gain) loss on sale of marketable securities
        and other assets.............................             (336)          342
      Net change in working capital items............            4,444         3,967
      Net change in noncurrent trade receivables.....            2,833         2,964
      Net change in other noncurrent assets..........           (1,904)       (1,920)
      Other..........................................              112          (791)
       Net cash provided by (used in) operating
         activities..................................            1,145           (43)

Cash Flows from Investing Activities:
  Expended for property and equipment................           (7,601)       (5,956)
  Expended for leased and data center equipment......           (1,485)         (769)
  Investment in affiliates...........................                -          (518)
  Proceeds from sales of property and equipment......              677           795
  Acquisitions of businesses, net of cash provided...             (546)       (3,844)
  Dispostions of businesses, net of cash given.......            8,139             -
  Change in short-term investments...................            1,726         1,679
       Net cash provided by (used in) investing
         activities..................................              910        (8,613)

Cash Flows from Financing Activities:
  Borrowings under short-term financing
    arrangements, net                                            3,389         3,732
  Proceeds from issuance of common stock, net of
    issuance costs...................................            1,020         1,296
  Purchase of treasury stock.........................           (7,111)            -
       Net cash (used in) provided by financing
          activities..................................          (2,702)        5,028

 Effect of Exchange Rate Changes on Cash..............             580           322

     Net change in cash and cash equivalents.........              (67)       (3,306)
     Cash and cash equivalents, beginning of period..           17,277        19,164

     Cash and cash equivalents, end of period........           17,210        15,858
     Short-term investments..........................           66,412        60,792
Cash and short-term investments, end of period.......  $        83,622  $     76,650

                                   (Continued)

                           CONTROL DATA SYSTEMS, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
                             (Dollars in thousands)

                                                              Nine Months Ended
                                                          September 30,    October 1,
                                                              1995            1994
Net Change in Working Capital Items:
  Trade and other receivables........................  $         9,695  $     22,677
  Inventories........................................            3,011        12,106
  Prepaid expenses and other current assets..........             (213)          294
  Accounts payable...................................            3,759       (16,614)
  Customer advances and deferred income..............          (11,064)       (6,410)
  Accrued taxes......................................            4,995        (2,420)
  Accrued salaries and wages.........................             (295)          947
  Other accrued expenses.............................           (5,444)       (6,613)

   Net change in working capital items...............  $         4,444  $      3,967


Supplemental Disclosures of Cash Flow Information:
  Cash paid (received) during the period for:
    Interest paid....................................  $           968  $        989
    Income taxes paid................................              779         2,330
    Income taxes refunded............................           (7,708)         (646)

The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               SEPTEMBER 30, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

     The financial statements of Control Data Systems, Inc. (the "Company") include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

   Net Earnings (Loss) Per Share

   The net earnings (loss) per common share and common share equivalents is computed by dividing net earnings (loss) by the weighted average number of shares and dilutive common share equivalents outstanding during each period. Common stock equivalents result from dilutive stock options and warrants computed using the treasury stock method.

2. STOCKHOLDERS' EQUITY


Common Stock, Additional Paid-In Capital, Retained Earnings, and Other

                                                 Shares                    Additional
                                     Outstand-  Treasury          Common     Paid-In   Retained
(Dollars and shares in thousands)       ing       Stock   Issued  Stock      Capital   Earnings     Other*     Total
Balance at December 31, 1994.......     13,803         -  13,803 $   138 $    161,105 $ (71,241) $  (7,696) $  82,306

 Issuance of common stock under the
  Employee Stock Purchase Plan.....         15         -      15       -           81         -          -         81
 Exercises of stock options........         34         -      34       -          165         -          -        165
 Foreign currency translation
  adjustment.......................          -         -       -       -            -         -     (1,902)    (1,902)
 Purchase of treasury stock,
  at cost..........................     (1,185)    1,185       -       -            -         -     (7,111)    (7,111)
 Net earnings......................          -         -       -       -            -     2,199          -      2,199

Balance at March 31, 1995..........     12,667     1,185  13,852     138      161,351   (69,042)   (16,709)    75,738

 Issuance of common stock under the
  Employee Stock Purchase Plan.....         16         -      16       -           91         -          -         91
 Exercises of stock options........         33         -      33       1          201         -          -        202
 Foreign currency translation
  adjustment.......................          -         -       -       -            -         -        712        712
 Net earnings......................          -         -       -       -            -     2,261          -      2,261

Balance at June 30, 1995...........     12,716     1,185  13,901 $   139 $    161,643 $ (66,781) $ (15,997) $  79,004

 Issuance of common stock under the
  Employee Stock Purchase Plan.....         13         -      13       -           77         -          -         77
 Exercises of stock options........         72         -      72       1          403         -          -        404
 Foreign currency translation
  adjustment.......................          -         -       -       -            -         -      2,710      2,710
 Net earnings......................          -         -       -       -            -       632          -        632

Balance at September 30, 1995......     12,801     1,185  13,986 $   140 $    162,123 $ (66,149) $ (13,287) $  82,827

                           CONTROL DATA SYSTEMS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
                               SEPTEMBER 30, 1995

2.   STOCKHOLDERS' EQUITY (Continued)


*Other Stockholders' Equity Items

                                        Minimum     Foreign
                                        Pension    Currency
                                       Liability  Translation   Treasury
                                      Adjustment  Adjustment      Stock     Total
Balance at December 31, 1994....... $    (6,957) $       (739) $       -  $ (7,696)

 Foreign currency translation
  adjustment.......................           -        (1,902)         -    (1,902)
 Purchase of treasury stock,
  at cost..........................           -             -     (7,111)   (7,111)

Balance at March 31, 1995..........      (6,957)       (2,641)    (7,111)  (16,709)

 Foreign currency translation
  adjustment.......................           -           712          -       712

Balance at June 30, 1995........... $    (6,957) $     (1,929) $  (7,111) $(15,997)

 Foreign currency translation
  adjustment.......................            -        2,710          -     2,710

Balance at September 30, 1995...... $    (6,957) $         781 $  (7,111) $(13,287)

3. INVESTMENT IN METAPHASE TECHNOLOGY, INC.

   In 1992, the Company and Structural Dynamics Research Corporation ("SDRC") established a joint venture company, Metaphase Technology, Inc. ("Metaphase" or the "joint venture"), to develop and market product data management software worldwide. The Company owns 50% of Metaphase and accounts for this investment on the equity basis. Following are condensed financial data for Metaphase for the periods indicated:


                                      Three Months Ended                     Nine Months Ended
                                September 30,    September 30,        September 30,      September 30,
(Dollars in thousands)              1995             1994                 1995               1994
Net sales...................  $        5,649   $         2,030      $       10,098     $        4,344
Earnings (loss) before
  income taxes..............           2,534                65                 978             (1,420)
Net earnings (loss).........           2,534                63                 966             (1,427)

                                September 30,      December 31,
(Dollars in thousands)              1995               1994
Current assets..............  $        5,093   $         3,177
Noncurrent assets...........             749               551
Current liabilities.........           1,263             2,244
Noncurrent liabilities......           8,834             6,760

4. RELATED PARTY TRANSACTION

  In August 1992, an agreement was signed between Silicon Graphics, Inc. ("SGI") and the Company to purchase 1,185,224 shares of the Company's Common Stock for an aggregate amount of $14.4 million. On February 14, 1995, the Company repurchased 1,185,224 shares of its common stock from SGI for an aggregate purchase price of $7.1 million.

                           CONTROL DATA SYSTEMS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
                               SEPTEMBER 30, 1995

5. DISPOSITIONS

    On August 31, 1995, the Company completed the sale of five international product distribution operations to AmeriData Technologies, Inc. ("AmeriData"). The Company sold to AmeriData all of the issued and outstanding capital stock of Control Data operations in Austria, Norway, and United Kingdom (Plc). Additionally, the Company sold to AmeriData certain assets and the assumption of certain liabilities of Control Data operations in Mexico, Canada, and United Kingdom (Ltd). The total consideration received for this disposition was $11.2 million in cash, subject to adjustment, when the August 31, 1995 book value of the applicable assets and liabilities were agreed upon by the parties following the closing. Net identifiable assets and liabilities transferred to AmeriData were $47.2 million and $41.6 million, respectively. On October 31, 1995, post-closing adjustments of $1.5 million, to reduce the proceeds received by the Company, were agreed upon by the parties. These adjustments will be reflected in the Company's consolidated financial statements in fourth quarter 1995. Results of operations, assets, and liabilities for the operations sold are included in the Company's consolidated financial statements through the effective date of disposition.

   Also included in the August 31, 1995 sale agreement was a provision for the sale of international product distribution operations in Greece and Portugal to AmeriData. On October 31, 1995, the Company completed the sale to AmeriData all of the issued and outstanding capital stock of the Control Data operation in Portugal. The total consideration received for this disposition was approximately $1.0 million in cash, which amount is subject to adjustment, if needed, when the October 31, 1995 book value of the applicable assets and liabilities are agreed upon by the parties following the closing. The sale of operations in Greece is anticipated to close in November 1995, with an effective closing date expected to be October 31, 1995.

  The following represents the unaudited pro forma results of operations and assumes that the August 31, 1995, and October 31, 1995, dispositions described above occurred as of the beginning of the respective periods.

                                                   Nine Months
                                                      Ended           Year Ended
                                                  September 30,      December 31,
(Dollars in thousands, except per share data)          1995              1994
Revenues...........................            $       235,626   $       336,402
Net earnings (loss)................                      9,424           (91,478)
Net earnings (loss) per share......            $          0.73   $         (6.66)
Weighted average common shares
  outstanding (in thousands).......                     12,897            13,740

6. RESTRUCTURING RESERVES, CURRENT AND NONCURRENT

    Over the past several years, the Company has focused its core business through a series of initiatives. The Company continues its transition from a developer and manufacturer of proprietary mainframe computer systems to the marketing and integration of open systems hardware, software, and consulting services. Noncash items and net reclassifications and transfers in the third quarter 1995 consisted primarily of activities associated with the dispositions discussed in footnote 5. The combination of proceeds on the dispositions of $11.2 million and the reclassification of other cash items of $9.5 million, mainly severance actions planned in the sold international operations which were no longer necessary given the sale, offset the noncash activity associated with the transaction. Noncash activity in the third quarter 1995 included the write-off of goodwill of $9.8 million, net book value of operations sold to AmeriData on August 31, 1995, of $5.6 million, foreign currency translation balances of $4.0 million, and other net book value

                           CONTROL DATA SYSTEMS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
                               SEPTEMBER 30, 1995

6. RESTRUCTURING RESERVES, CURRENT AND NONCURRENT (Continued)

adjustments of $0.5 million. Restructuring related cash payments for the AmeriData transaction totalled approximately $0.8 million in the third quarter 1995.

   Cash outlays in the third quarter 1995 consisted primarily of $3.4 million for severance costs related to the reduction of the worldwide workforce by approximately 90 individuals and $4.7 million for lease and other facility obligations related to commitments under leases throughout the United States, Canada, and Europe. Cash outlays for the first nine months of 1995 totaled $17.4 million, consisting primarily of $9.3 million for severance costs related to the reduction of the worldwide workforce by approximately 200 individuals and $6.7 million for lease and other facility obligations related to commitments under leases throughout the United States, Canada, and Europe. Cash outlays for the third quarter and the first nine months of 1995 were below Company expectations due in part to lower than planned severance activity in its international operations because of delays in legally required procedures for such activities. In addition, restructure activities in certain international locations were delayed while the AmeriData transaction discussed in note 5 was negotiated.

   The following table represents the Company's restructuring activities for the first nine months of 1995:

                                                Asset          Lease       Foreign
                                             Revaluations    and Other    Currency
                                  Severance      and          Facility   Translation
(Dollars in thousands)              Costs     Write-offs    Obligations  Adjustment     Other      Total
Balance at December 31, 1994..  $    33,329 $           -  $     13,840  $           - $  7,769 $  54,938

 Noncash items................            -           (10)            -        2,156          -     2,146
 Reclassifications
  and transfers, net..........          456            (4)           19         (155)      (316)        -
 Foreign currency
  translation adjustment......        1,473            14           360       (2,001)       154         -
 Cash payments................       (3,731)            -          (725)           -       (350)   (4,806)

Balance at March 31, 1995.....       31,527             -        13,494            -      7,257    52,278

 Noncash items................            -          (200)            -          199          -        (1)
 Reclassifications
  and transfers, net..........         (181)          190            55         (235)       171         -
 Foreign currency
  translation adjustment......          (81)           10            48           36        (13)        -
 Cash payments................       (2,124)            -        (1,241)           -       (542)   (3,907)

Balance at June 30, 1995......       29,141             -        12,356            -      6,873    48,370

 Noncash items................            -          (576)            -       (3,953)   (15,398)  (19,927)
 Reclassifications
  and transfers, net..........       (6,802)          576        (3,089)       3,642     16,873    11,200
 Foreign currency
  translation adjustment......         (258)            -           (55)         311          2         -
 Cash payments................       (3,435)            -        (4,665)           -       (567)   (8,667)

Balance at September 30, 1995.  $    18,646 $           -  $      4,547  $         - $    7,783 $  30,976

     The remaining restructuring reserve balance of $31.0 million primarily consists of cash items. It is estimated that the Company will utilize approximately $5 to $6 million of these reserves by year end 1995.

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

Revenues by Category

                                   Three Months Ended                          Nine Months Ended
                              September 30,    October 1,                 September 30,    October 1,
                                  1995            1994       Change           1995            1994       Change
Software and services....   $         43.0  $       35.8      20.1 %    $        129.4  $      109.9      17.7 %
Maintenance and support..             18.7          22.7     (17.6)%              59.5          70.2     (15.2)%
Hardware products........             43.5          55.1     (21.1)%             175.5         210.4     (16.6)%
   Total revenues........   $        105.2  $      113.6      (7.4)%    $        364.4  $      390.5      (6.7)%

Revenues by Geography

                                   Three Months Ended                           Nine Months Ended
                              September 30,    October 1,                  September 30,    October 1,
                                  1995            1994       Change            1995            1994       Change
Americas.................   $         40.7  $       48.3     (15.7)%     $        134.2  $      178.4     (24.8)%
Europe...................             53.5          53.3       0.4 %              193.3         166.7      16.0 %
Asia.....................             11.0          12.0      (8.3)%               36.9          45.4     (18.7)%
   Total revenues........   $        105.2  $      113.6      (7.4)%     $        364.4  $      390.5      (6.7)%

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                              (Dollars in millions)


   Revenues for third quarter 1995 of $105.2 million decreased 7.4% from third quarter 1994 revenues of $113.6 million. Revenues for the first nine months of 1995 totaled $364.4 million, a decrease of 6.7% from the $390.5 million of revenues in the first nine months of 1994. The revenue decline in the third quarter and the first nine months of 1995 was due primarily to decreases in hardware products and maintenance support sales offset in part by an increase in software and services sales. The majority of the decrease in hardware products sales and hardware maintenance support was attributable to lower revenues in the Americas and Asia. In addition, a portion of the revenue decline in the third quarter and the first nine months of 1995 can be attributed to the exclusion of the September results of the five international operations sold to AmeriData on August 31, 1995, which month's results are traditionally the strongest of the quarter. The increase in software and services revenues was evident in all three geographical areas.

Cost of Revenues and Gross Profit

                                    Three Months Ended                               Nine Months Ended
                              September 30,       October 1,                  September 30,        October 1,
                                  1995               1994        Change           1995                1994        Change
Cost of revenues........    $         76.0     $       85.6      (11.2) %    $       269.0      $      286.6       (6.1)%
Percentage of revenues..              72.2 %           75.4 %                         73.8 %            73.4 %
Gross profit............    $         29.2     $       28.0        4.3 %     $        95.4      $      103.9       (8.2)%
Percentage of revenues..              27.8 %           24.6 %                         26.2 %            26.6 %

   Cost of revenues for third quarter 1995 decreased by 11.2% over the comparable period in 1994. Cost of revenues for the first nine months of 1995 decreased by 6.1% compared to the same period in 1994. Gross profit margins for third quarter 1995 increased by 4.3% as compared to the third quarter 1994. Gross profit margins for the first nine months of 1995 decreased by 8.2% as compared to the same period in 1994. The primary factor contributing to the cost of revenues and gross margins decreases in the first nine months of 1995 was the decline in total revenues, primarily in hardware products sales, offset in part by an increase in software and services sales and the exclusion from the September results of lower profit margin hardware product sales associated with the five international operations sold to AmeriData.

Operating Expenses

                                    Three Months Ended                               Nine Months Ended
                              September 30,       October 1,                  September 30,        October 1,
                                  1995               1994        Change           1995                1994        Change
Selling, general and
  administrative........    $         28.3     $       30.7       (7.8)%    $         88.8      $       97.4       (8.8)%
Percentage of revenues..              26.9 %           27.0 %                         24.4 %            24.9 %
Technical...............    $          2.5     $        3.2      (21.9)%    $          7.0      $       10.4      (32.7)%
Percentage of revenues..               2.4 %            2.8 %                          1.9 %             2.7 %

Selling, general and administrative (SG&A). The decrease in SG&A expense for third quarter and the first nine months of 1995 as compared to the comparable periods in 1994 is due to the downsizing actions taken by the Company over the past year, the recovery of $0.7 million of accounts receivable which had previously been written-off, and the exclusion of September operating expenses associated with the five international operations sold to AmeriData.

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

Nonoperating Income

                                    Three Months Ended                               Nine Months Ended
                              September 30,       October 1,                  September 30,       October 1,
                                  1995               1994        Change           1995               1994        Change
Nonoperating income....     $          2.5     $        1.6       56.3 %    $          6.7      $       2.5      168.0 %
Percentage of revenues.                2.4 %            1.4 %                          1.8 %            0.6 %

Interest expense. Interest expense decreased in third quarter and the first nine months of 1995 versus the comparable periods in 1994. The decrease is primarily the result of lower average daily short-term borrowings due in part to the sale of five international operations to AmeriData.

Interest income. Interest income increased in third quarter and the first nine months of 1995 versus the comparable periods in 1994 due to higher average daily cash and short-term investment balances.

Other income, net. Other income increased by $.7 million and $3.3 million, respectively in third quarter 1995 and the first nine months of 1995 versus the comparable periods in 1994. The primary factors for the increase in third quarter relates to a gain in Metaphase of $1.3 million in third quarter 1995 and a favorable foreign currency exchange gain of $0.7 million in third quarter 1994 versus none in third quarter 1995. The increase in the first nine months of 1995 is attributable to a gain of $0.8 million in 1995 for the increase in the market value of certain short-term investments versus a $1.0 million loss in the comparable period in 1994, a gain of $0.4 million in 1995 for the sale of land, a gain in affiliates of $0.7 in the first nine months of 1995 versus a loss of $0.7 million in the first nine months of 1994, and a favorable foreign currency exchange gain of $0.2 million in the first nine months of 1995 versus a $0.8 million gain in the comparable period in 1994.

Provision for Income Taxes

                                      Three Months Ended                       Nine Months Ended
                                September 30,       October 1,          September 30,       October 1,
                                    1995               1994                 1995               1994
Provision for Income Taxes..  $          0.3     $        0.6         $          1.2     $        1.5
Percentage of revenues......             0.3 %            0.5 %                  0.3 %            0.4 %

   The provision for income taxes in third quarter and the first nine months of 1995 and the comparable periods in 1994 relate primarily to foreign income taxes on the earnings of the Company's foreign subsidiaries and foreign withholding taxes on certain United States income.

Net Earnings and Earnings Per Share

                                         Three Months Ended                       Nine Months Ended
                                   September 30,       October 1,          September 30,       October 1,
(Earnings per share in dollars)        1995               1994                 1995               1994
Net earnings (loss).........     $          0.6     $       (5.0)       $           5.1     $       (2.9)
Percentage of revenues......                0.6 %           (4.4)%                  1.4 %           (0.7)%
Earnings (loss) per share...
   Primary..................     $         0.05     $      (0.36)       $          0.40     $      (0.21)
   Fully diluted............     $         0.05     $      (0.36)       $          0.37     $      (0.21)

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                              (Dollars in millions)

   Net earnings for third quarter and the first nine months of 1995 are higher than the comparable periods in 1994. The primary factors for the increase in third quarter 1995 were higher gross margins, lower operating expenses, and higher nonoperating income versus the comparable period in 1994. The increase in the first nine months of 1995 versus 1994 is attributable to lower operating expenses and higher nonoperating income. Also contributing to higher earnings for the third quarter and the first nine months of 1995 versus the comparable period in 1994 is the exclusion of September operating expenses and interest expense associated with the five international operations sold to AmeriData. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

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

Revenues. The Company expects total revenues to decrease in 1995 from 1994 due in part to the disposition of certain international operations. For additional information regarding this disposition, see footnote 5 of the Notes to Consolidated Financial Statements and the Financial Condition section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cost of revenues. The Company's cost of revenues as a percentage of total revenues decreased in the third quarter of 1995 from the comparable period in 1994 and were relatively unchanged for the first nine months of 1995 from the same period in 1994. Gross profit margins, as a percentage of sales, increased in the third quarter of 1995 from the comparable period in 1994. Gross profit margins, as a percentage of sales, were relatively unchanged for the first nine months of 1995 from the same period in 1994. Gross profit margins as a percentage of revenues have increased as expected following the disposition of certain international operations, as noted above, whose revenue mix primarily consists of lower profit margin hardware products. However, due to varying gross profit margins of different types of product sales and varying gross profit margins of specific large projects quarter to quarter, total gross profit margins will be volatile.

Selling, general and administrative expenses. SG&A expenses decreased in the third quarter and first nine months of 1995 from the year ago periods. SG&A expenses are expected to decline in 1995 due to restructuring actions taken in the fourth quarter of 1994 and the disposition of certain international operations.

Technical expenses. Technical spending declined in the third quarter and first nine months of 1995 from the comparable periods in 1994. Technical spending is expected to continue to decline in 1995 as the majority of the technical spending for proprietary products was completed in 1994. Some of this decline will be offset by higher spending on electronic commerce products and services, one of the Company's primary targeted markets.

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                              (Dollars in millions)

Income tax rate. In total, the Company has $131.2 million of deferred tax assets at December 31, 1994, which can be used to offset taxes on future earnings. While the Company maintains significant operations outside the United States, the majority of these operations also have deferred tax assets as of December 31, 1994, resulting from lower than expected 1994 earnings, caused in part by the planned worldwide restructuring activity. In the long term this will significantly reduce the Company's tax expense. However, given the wide geographical dispersion of the Company's operations the tax rate will be volatile. Additionally, there will be volatility in the tax rate due to the disposition of certain international operations. The AmeriData transaction did not have a material impact on deferred tax assets.

Foreign exchange. A large percentage of the Company's revenues, costs, and expenses are transacted in currencies other than the U.S. dollar. As a result, the Company's financial results are subject to foreign exchange rate fluctuations.

Other. See Notes to Consolidated Financial Statements regarding other factors concerning the Company.

Financial Condition

  The Company's cash and short-term investments totaled $83.6 million at September 30, 1995 and represented 35.7% of total assets. The Company has no long-term debt. Stockholders' equity at September 30, 1995 was $82.8 million. Total cash and short-term investment balances decreased by $1.8 million from the corresponding December 31, 1994 balances. The primary factors in the decrease were the purchase of treasury stock of $7.1 million, restructuring payments of $17.4 million, capital expenditures of $9.1 million, the acquisition of Binary Systems Limited of $0.5 million, partially offset by a positive cash flow of $8.1 million from the disposition of certain international operations to AmeriData, $4.4 million from working capital items, depreciation and amortization of $9.6 million, net earnings of $5.1 million, and an increase in short-term borrowings of $3.4 million. Stockholders' equity increased by $0.5 million in the first nine months of 1995. The increase is primarily due to the purchase of treasury stock of $7.1 million, offset in part by a foreign currency translation adjustment of $1.5 million, net earnings of $5.1 million, and common stock purchases of $1.0 million.

   As of September 30, 1995, the Company has available up to $20.7 million, primarily short-term notes and overdraft facilities, under bank lines of credit in certain international subsidiaries. The Company has a domestic credit arrangement which provides up to $10.0 million in unsecured short-term credit.

   The Company has $31.0 million of restructuring obligations as of September 30, 1995, $23.5 million of which are expected to be cash outlays in the next twelve months primarily for severance costs, lease and other obligations related to excess facilities, and litigation costs. Restructuring payments will extend into 1997 to satisfy various long-term real estate obligations. The Company believes it can finance this additional cash requirement through a combination of existing cash reserves, cash flow from operations, asset sales, and its borrowing capacity. To the extent it may be necessary to supplement these sources of cash, the Company could seek financing from strategic investors and through future debt or equity financing in the public or private markets. The ability of the Company to borrow money or to sell debt or equity securities will depend on its results of operations, financial condition, and business prospects, as well as conditions then prevailing in the computer industry and the relevant capital markets.

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)

   The Company will continue to explore ways to accomplish its business objectives through the acquisition of strategic businesses or the divestiture of non-strategic operations. In line with this business objective the Company has sold international product integration and maintenance operations to AmeriData, a leading U.S.-based integrator. The Company believes this sale is an integral part of its strategy to focus on its core competencies in electronic commerce, product data management, and client-server solutions. As a result of this, steps will be taken to reduce certain headquarters, administrative, and technical support costs to align with the reduced revenue base going forward. It is not expected that this activity will require additional restructuring charges. The AmeriData transaction did not result in a significant gain or loss to the Company.

   The following tables represent the pro forma results for the first three quarters and first nine months of 1995 and 1994, respectively, based on the elimination of certain international operations defined in the contract between the Company and AmeriData located in Austria, Canada, Greece, Mexico, Norway, Portugal, and United Kingdom (unaudited):

1995 Pro Forma Revenues and Gross Profits


(Dollars in thousands)            1st Quarter             2nd Quarter
                                 As                      As
REVENUES                      Reported  Pro Forma     Reported  Pro Forma
Software and services....  $    39,464 $    30,621 $    46,938 $    41,086
Maintenance and support..       20,272      16,478      20,506      16,087
Hardware products........       70,328      26,727      61,644      26,270
    Total revenues.......  $   130,064 $    73,826 $   129,088 $    83,443

Gross profit.............  $    33,597 $    24,028 $    32,605 $    25,988

REVENUE DISTRIBUTION

Software and services....        30.3%       41.5%       36.4%       49.2%
Maintenance and support..        15.6%       22.3%       15.9%       19.3%
Hardware products........        54.1%       36.2%       47.7%       31.5%
    Total revenues.......       100.0%      100.0%      100.0%      100.0%

Gross profit.............        25.8%       32.5%       25.3%       31.1%


(Dollars in thousands)            3rd Quarter            Year-to-Date
                                 As                      As
REVENUES                      Reported  Pro Forma     Reported  Pro Forma
Software and services....  $    43,037 $    39,135 $   129,439 $   110,842
Maintenance and support..       18,703      15,996      59,481      48,561
Hardware products........       43,500      23,226     175,472      76,223
    Total revenues.......  $   105,240 $    78,357 $   364,392 $   235,626

Gross profit.............  $    29,162 $    26,337 $    95,364 $    76,353

REVENUE DISTRIBUTION

Software and services....        40.9%       50.0%       35.5%       47.0%
Maintenance and support..        17.8%       20.4%       16.3%       20.6%
Hardware products........        41.3%       29.6%       48.2%       32.4%
    Total revenues.......       100.0%      100.0%      100.0%      100.0%

Gross profit.............        27.7%       33.6%       26.2%       32.4%

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)

1994 Pro Forma Revenues and Gross Profits


(Dollars in thousands)            1st Quarter             2nd Quarter
                                 As                      As
REVENUES                      Reported  Pro Forma     Reported  Pro Forma
Software and services....  $    36,139 $    28,082 $    37,968 $    31,090
Maintenance and support..       23,753      19,248      23,713      18,906
Hardware products........       85,738      38,782      69,593      39,248
    Total revenues.......  $   145,630 $    86,112 $   131,274 $    89,244

Gross profit.............  $    38,605 $    26,557 $    37,345 $    28,685

REVENUE DISTRIBUTION

Software and services....        24.8%      32.6%       28.9%      34.8%
Maintenance and support..        16.3%      22.4%       18.1%      21.2%
Hardware products........        58.9%      45.0%       53.0%      44.0%
    Total revenues.......       100.0%     100.0%      100.0%     100.0%

Gross profit.............        26.5%      30.8%       28.4%      32.1%


(Dollars in thousands)            3rd Quarter            Year-to-Date
                                 As                      As
REVENUES                      Reported  Pro Forma     Reported  Pro Forma
Software and services....  $    35,830 $    30,228 $   109,937 $    89,400
Maintenance and support..       22,694      16,581      70,160      54,735
Hardware products........       55,122      25,644     210,453     103,674
    Total revenues.......  $   113,646 $    72,453 $   390,550 $   247,809

Gross profit.............  $    27,973 $    20,489 $   103,923 $    75,731

REVENUE DISTRIBUTION

Software and services....        31.5%       41.7%       28.1%       36.1%
Maintenance and support..        20.0%       22.9%       18.0%       22.1%
Hardware products........        48.5%       35.4%       53.9%       41.8%
    Total revenues.......       100.0%      100.0%      100.0%      100.0%

Gross profit.............        24.6%       28.3%       26.6%       30.6%

                                     PART II

                                OTHER INFORMATION

ITEM 6  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          11  Computation of Earnings per Common Share

          27  Financial Data Schedule


     (b)  Reports on Form 8-K

        A  report  on  Form 8-K "Date of Report: August  31,  1995"  was
        filed in the Registrant's fiscal quarter ended September 30, 1995 reporting under Item 2-Acquisition or Disposition of Assets the disposition of certain international product integration and maintenance operations to AmeriData Technologies, Inc.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   CONTROL DATA SYSTEMS, INC.
                                           Registrant

Date:  November 14, 1995       /s/ J. F. KILLORAN
                                   J. F. Killoran
                          Vice President and Chief Financial Officer
                                (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBITS FILED AS ITEM 6 TO THE QUARTERLY REPORT OF CONTROL DATA
SYSTEMS, INC. ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1995.

(11) - Computation of Earnings Per Common Share

(27) - Financial Data Schedule