Form 10-K
period 1995-12-31
CONTROL DATA SYSTEMS INC
filed 1996-03-25
CIK 887309

                                 FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C., 20549

                                (Mark one)

X ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                    or

_ TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  AND
  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

  Commission File Number 0-20252

                        CONTROL DATA SYSTEMS, INC.
          (Exact name of Registrant as Specified in its Charter)

          Delaware                                     41-1718075
(State or other jurisdiction                        (I.R.S. Employer
      of incorporation)                            Identification No.)
                           ____________________

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

  The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 12, 1996 on the Nasdaq National Market as reported in The Wall Street Journal, was approximately $321,000,000. Shares of voting stock held by each executive officer and director and by each person who owns more than 5% of any class of the registrant's voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 12, 1996, the registrant had outstanding 13,246,255 shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement for the registrant's 1996 Annual Meeting of Stockholders are incorporated by reference into Part III, and portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995 are incorporated by reference into Parts II and IV.

                                  PART I



ITEM 1.   BUSINESS

Background. Control Data Systems, Inc. ("Control Data" or the "Company") is a global software and services company dedicated to helping large organizations develop the enterprise-wide communications systems required to create, transmit, access, and control business information. The Company focuses on the architecture, implementation, and lifetime support of electronic commerce, product design, and product information solutions. The Company provides productivity enhancing solutions for customers in government, financial services, telecommunications, and manufacturing.

    The Company's software and services solutions include network design, installation, and maintenance; application design and deployment, particularly for electronic commerce projects; remote and on-site systems management and outsourcing; electronic mail integration; and for the discrete manufacturing industry, product data management ("PDM") systems, and computer-aided design ("CAD") products or systems. To provide its customers with leading-edge solutions the Company invests in four major areas:

       o Development of software products associated with electronic commerce integration, PDM, and CAD.

       o  Training  and  development of  its  technical workforce.

       o  Sales  and  marketing  of  its  products  and services.

       o Capital and operational expenditures for the fulfillment of managed services contracts (outsourcing contracts).

    The Company also has a number of suppliers and partners providing a range of hardware and software platforms, complementary products and services, and sales and marketing activities.

    The Company was established through Ceridian Corporation's ("Ceridian") transfer of its Computer Products business to the Company and Ceridian's subsequent distribution in July of 1992, of the Company's stock as a dividend to Ceridian's stockholders.

    The Company's principal offices are located at 4201 Lexington Avenue North, Arden Hills, Minnesota 55126-6198.

Industry Background and Business Transition

     The excitement over the information superhighway and other manifestations of Internet activity obscure the more significant forces at work below the surface of the emerging electronic marketplace. The introduction of inexpensive, easy-to-use browser technology is helping to popularize the medium, but this technology alone is not driving this trend. Global competitive forces, combined with continued technology breakthroughs in hardware, software, and telecommunications, are stimulating entrepreneurial interest in conducting business electronically - across both private and public networks - without the traditional limitations of time and space. While the individual technologies are important, equally crucial are the skills to align process and practices through enterprise networking and applications integration.

    From its history in the pioneering computer environments of the 1950's, the Company has applied its network integration skills across heterogeneous computing environments. In the early 1990's, the Company completed its transition away from the manufacture of proprietary mainframe computers to that of an open systems integration company. In 1994 the Company recorded a restructuring charge and goodwill write-off of $95.0 million. The restructuring charge and goodwill write-off included expenses for reducing the worldwide employee population, consolidating operations in selected locations, and revaluing certain intangible assets associated with prior acquisitions. In 1995, Control Data took further steps to focus its business for growth in the markets for our enterprise network integration software and services with the sale of certain of its international product fulfillment operations to AmeriData Technologies, Inc. ("AmeriData"). For additional information regarding the divestiture to AmeriData and the restructuring charges, see notes 3 and 18 of the Notes to Consolidated Financial Statements incorporated herein by reference to the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995 and the Company's Current Report on Form 8-K, dated September 13, 1995, as amended November 10, 1995.

Products and Services

    The following table sets forth revenues for the Company's major product and service offerings for the periods indicated:

                                             Years Ended
                               December 31,   December 31,  January 1,
                                   1995           1994         1994
                                        (Dollars in thousands)
Software and services........     174,080        154,275      140,287
Maintenance and support......      75,452         92,785      113,857
Hardware products............     205,283        277,167      197,691
  Total revenues.............     454,815        524,227      451,835

Software and Services

    The dramatic shift to networked computing environments has created a growing demand for technology infrastructures that provide a foundation for electronic commerce. In response to that demand, the Company has organized its delivery of services around the design, implementation and support of three types of technology infrastructures:

o Network Infrastructures. The most basic infrastructures are transport mechanisms that enable institutions to connect desktop users with sharable computing resources. These infrastructures reflect local area networks comprised of interconnected desktop computers and task-specific servers. However, as organizations expand the scope and complexity of their electronic processes beyond the confines of localized groups, their computing environments grow more complex.

o Messaging  Infrastructures.   At  the next  level,  institutions  require
  infrastructures capable of delivering information (most often in the form of electronic messages and their related attachments) to anyone who needs it regardless of where they are located. In enterprise environments, this often means the infrastructure has to enable users to exchange messages across dissimilar electronic mail domains. Beyond this, messaging infrastructures need to keep track of who's who within a dispersed environment, as well as record the business-related attributes associated with individual mail users.

o Information Infrastructures. As institutions perform more sophisticated work tasks electronically, their underlying infrastructures will be required to: 1) understand where given information resources reside within dispersed environments, 2) help authorized users access the information to which they are entitled, and 3) enable business applications to exchange information so these resources can be leveraged as reusable corporate assets.

    The Company provides software solutions and services that support these infrastructure needs as companies in increasing numbers begin to execute more of their basic business processes electronically.

Software

    Mail*Hub. As its backbone messaging product, the Company offers Mail*Hub, an E-Mail integrator that links different mail systems on the same network using industry standard X.400 messaging and X.500 directory protocols. The X.500 directory gives customers a database for address, configuration, and routing information within their organization and to similar directories worldwide.

    As a state of the art implementation of X.500 directory technology, Mail*Hub is the Company's leading network integration software product. It is packaged with services that include network analysis, configuration, installation, training, network monitoring, maintenance, and hotline support.

   CAD/CAM/CAE Application Software Products. The Company offers computer-aided design, manufacturing and engineering ("CAD/CAM/CAE") software applications packages that provide simultaneous engineering, or automated merging of engineering analysis, design, drafting, and manufacturing functions. This eliminates separate data entry operations, reducing the chance of errors and shortening the time to produce a product.

    The Company's most important CAD/CAM/CAE offering is its Integrated Computer-aided Engineering and Manufacturing ("ICEM") series of CAD/CAM/CAE software modules for the manufacturing industry, specifically for automotive companies and their suppliers, airplane and aerospace companies and their suppliers, and machinery companies. ICEM software packages include surface modeling, computational fluid dynamics, surface milling, and solid modeling packages.

    On January 1, 1993, the Company purchased 45% of the equity interest in ICEM Systems GmbH ("ICEM Systems") owned by Volkswagen AG ("VW"), which gave the Company a 95% equity interest in ICEM Systems. VW retained a 5% equity interest in ICEM Systems. On January 2, 1995, the Company purchased VW's 5% equity interest, making the Company 100% owner of ICEM Systems.

    Product Data Management Software Products. The growing volume of complex and hard-to-manage information generated by CAD/CAM/CAE systems in manufacturing and engineering organizations has given rise to increasing demand for PDM software.

    The  Company's PDM software product is called Metaphase 2.1.  Metaphase
2.1 is a collection of software tools and modules for managing the creation, manipulation, and transmission of information throughout a manufacturing or engineering organization to enable users to identify, locate, and manipulate information residing on personal computers, workstations, servers, minicomputers, and mainframes in a complex, heterogeneous system. As with the ICEM product line, Metaphase 2.1 emphasizes reducing the customer's development cycle by enabling different types of users, from designers to manufacturing experts, to share information and data.

    The development activities for the Company's PDM product are conducted by Metaphase Technology, Inc. ("Metaphase"), an unconsolidated joint venture formed in August 1992 between the Company and Structural Dynamics Research Corporation ("SDRC"), in which each party holds a 50% ownership position. The Company offers the Metaphase software product in conjunction with its own professional services personnel to design, implement, and support PDM solutions.

   Additionally, the Company resells software products from a wide range of third party standards-based suppliers, including Oracle, Informix, Sybase, OpenVision, 3Com, Wellfleet, Banyan, Novell, and Wingra.

Services

    The Company has a heritage of managing large programs requiring complex systems integration. Previously such projects centered on use of the Company's proprietary products. In the networked systems environment, the Company is increasingly involved in systems integration activities that require a diverse set of products and services procured from many suppliers. Integral to this business are the many professional services analysts whose knowledge and skills are required to assist in systems design and implementation.

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

     Client/Server  Services.   For  customers  that  are   downsizing   or
reengineering their computing systems through the application of client-server technology, the Company offers the following specialized services:

o Program  management,  design/development  of  user  interfaces,  database
  design,   solution   connectivity,   system   administration,   and   the
  implementation of application functionality.

o Evaluation and implementation of operating environments required by the customer's application software. The Company offers experience in both enhanced and conventional versions of UNIX, desktop systems (MS-DOS, Microsoft Windows, and Windows NT), and high performance I/O extensions.

o Evaluation and implementation of the most appropriate, cost effective computer hardware and software for a customer's client/server environment. The Company offers a range of open systems platforms based on its marketing relationships with leading industry platform and peripheral suppliers, including Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("Hewlett-Packard"), and Silicon Graphics, Inc. ("SGI").

    Networking Solutions. As computer users take advantage of downsized computer platforms, decentralized organizational processes, and open systems technology, their computing environment's basic networking structure must also be evaluated in terms of its capabilities, performance, and cost. When these changes take place, users often need to find new solutions for interconnecting dissimilar computer systems, finding cost-effective ways to manage complex networks on a daily basis, and improving the productivity of their business processes. The Company's networking experts provide solutions in the following areas:

o  E-Mail Integration.  The Company's Mail*Hub product allows disparate  E-
   Mail   systems   from   mainframes,  PC's  and  workstation/servers   to
   communicate in a transparent manner.

o Directory Synchronization. The Company's X.500 technology enables the consolidation of e-mail directories and other basic organizational information in a central, updatable corporate repository.

o Security Services. The Company provides network analysis, penetration testing, security system design, and implementation.

o  EDI   Solutions.  Standards  based  electronic  data  interchange  (EDI)
   capabilities, enabling organizations to expedite their daily business processes.

o  Network  Integration  Services.   Requirements  analysis,  configuration
   design, installation, performance assessment, and ongoing maintenance.

o  Enterprise  Management  Center.   Remote  management,  monitoring,   and
   troubleshooting support for computer networks and systems, worldwide, 24 hours a day, 7 days a week.

o Help Desk Hotline. Provides answers to questions on operating systems, networks, applications, and general computing problems. Engineers are trained to solve problems by phone or via dispatched on-site support.

    Managed Services. In 1995, the Company introduced a full range of managed network services, including a messaging and information exchange service it offered in conjunction with Sprint Corporation.

o Enterprise Networking. Remote monitoring and management of wide-area network hardware and software solutions that integrate local-area resources into enterprise networks.

o  Sprint   InfoXchange   Enterprise/Intercompany  Messaging.    Commercial
   service that offers business-ready features to clients that require enterprise and intercompany messaging, global directory services, and electronic commerce capabilities. Sprint markets the service, and provides the network connections required by clients. The Company provides the mail integration technology, integration expertise, and operations support.

o Enterprise Information Management. Administration, daily operation, maintenance, and support of client/server solutions required to integrate locally managed data bases and other information resources into enterprise solutions.

    The Company's integration services are carried out primarily by its professional services staff, which includes over 500 systems analysts serving customers worldwide from regional centers in the United States, Europe, and Asia. To meet the unique needs or preferences of customers in specific geographic markets, the Company selects the most suitable and cost effective hardware platforms currently available from marketing partners and third-party networking products, industry standard applications, and other local products such as microcomputers and terminals.

    Revenues from software and services were $174.1 million in 1995, $154.3 million in 1994, $140.3 million in 1993, representing 38.3%, 29.4%, and 31.1%, respectively of the Company's total revenues.

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

    Maintenance and support revenues were $75.4 million in 1995, $92.8 million in 1994, and $113.8 million in 1993, representing 16.6%, 17.7%, and 25.2%, respectively of the Company's total revenues.

Hardware Products

    The Company is differentiated from other integrators because it is not captive to a particular product set or technology. This objectivity allows it to work in a multivendor environment without bias. Beginning with its relationship with SGI in 1989, the Company began integrating UNIX based open system products into its customer solutions. Systems based on UNIX and Intel/Microsoft technologies can support the industry's migration from centralized computing, which was dependent on mainframes, to a networked and distributed client-server environment, in which application processing and data are spread across many networked computing resources.

    To expand the range of platform options available to its customers, in 1993 the Company signed remarketing agreements with Sun and Hewlett-Packard. As a Sun integrator, the Company remarkets Sun's complete line of workstations, servers, and software worldwide as a part of the Company's systems integration solutions for the commercial marketplace, particularly in the financial services, healthcare, telecommunications, and manufacturing markets. As a Hewlett-Packard integrator, the Company remarkets HP Apollo 9000 Series 700 workstations and HP 9000 Series 800 business server hardware and software, integrating the equipment and applications into solutions for customers in the aerospace, automotive, manufacturing, government, and commercial markets.

    Revenues from the sale and lease of hardware products were $205.3 million in 1995, $277.1 million in 1994, and $197.7 million in 1993, representing 45.1%, 52.9%, and 43.8%, respectively, of the Company's total revenues.

Sales

Worldwide Business

    The Company markets its products and services principally through its direct sales force located in the United States and 12 other countries. The Company's major international operations are in France, Germany, Korea, China, Taiwan, and the United Kingdom. In 1995, the Company sold seven of its international product distribution operations in Austria, Canada, Greece, Mexico, Norway, Portugal, and the United Kingdom to AmeriData.

    The Company also markets its products and services through subsidiaries and distributors located in countries representing smaller markets. The Company believes that one of its strengths is its long-standing presence and name recognition in various foreign countries.

    Revenues from the Company's non-U.S. operations were approximately 69.2%, 71.5%, and 65.2%, of the Company's total revenues in 1995, 1994, and 1993, respectively. For further information regarding the Company's U.S. and international operations, see note 17 of the Notes to Consolidated Financial Statements incorporated herein by reference to the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995.

    The  Company's  sales and support operations are organized  into  three regions (Americas, Europe, and Asia), each with its own marketing, sales and sales support professionals providing consulting and engineering services. Centralized technology support services are provided to the sales regions from the Company headquarters in Arden Hills, Minnesota. These resources are available to assist field organizations in understanding technology trends, formulate technology strategies, and provide pre-sales consulting and post-sales implementation expertise. The Company also provides essential system integration services including customer hot-line support, program/project management, customized training systems, engineering analysis, and custom software development.

Customers

    The Company's products and services are used in a wide variety of applications for customers in government, financial services, telecommunications, and manufacturing. The Company believes that its worldwide sales and support organization enables it to better understand the markets in which it competes, to focus its sales efforts effectively, and to develop long-term relationships with its customers.

    The U.S. Government was the only customer of the Company accounting for more than 10% of total revenues in fiscal year 1995, 1994, or 1993. The Company estimates that contracts with the U.S. government represented approximately 13.6%, 12.0%, and 13.7% of total revenue in fiscal years 1995, 1994, and 1993, respectively. Generally, the Company's contracts with the U.S. Government contain provisions to the effect that they may be terminated at the convenience of the customer, and that in the event of such termination, the Company would be entitled to receive payment based on the cost incurred and the anticipated profit on the work completed prior to termination.

Research and Development

    The Company's research and development efforts are primarily oriented toward electronic commerce, CAD/CAM/CAE products, PDM, and client/server solutions. In 1994 the Company formed a new Electronic Commerce business unit dedicated to the development of products and services related to messaging and information infrastructures. Its flagship product in this arena is Mail*Hub, a UNIX-based integration toolkit that links disparate E-mail systems. Research and development efforts directed toward enhancing the Company's ICEM application software product line occur through the Company's ICEM Technologies division. Research and development activities for the Company's PDM software product have been transferred to Metaphase. Company-sponsored research and development expenses related to new products or services and the improvement of existing products totaled $9.7 million, $10.1 million, and $23.8 million, for 1995, 1994, and 1993, respectively.

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

Backlog

    The backlog of the Company's orders believed to be firm is estimated to have been approximately $23 million as of December 31, 1995, most of which is expected to be reflected in revenues during 1996. At December 31, 1994, the backlog was approximately $76 million. These backlog amounts include the minimum noncancelable future lease revenue expected from contracts existing at those dates, which amounted to $3.0 million for 1995 and $14.7 million for 1994. The decrease in the 1995 backlog from 1994 is primarily due to the operations sold to AmeriData.

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

    Compliance by the Company with federal, state, and local environmental protection laws during 1995 had no material effect upon capital expenditures, earnings or competitive position, and is expected to have none in the foreseeable future.

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

Employees

    As of December 31, 1995, the Company had approximately 1,800 full-time employees.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters and U.S. field operations headquarters are located in Arden Hills, Minnesota. Facilities located elsewhere are primarily sales and service locations, and include significant office facilities in Atlanta, Georgia; Sunnyvale and Anaheim, California; Rockville, Maryland; Frankfurt, Germany; Copenhagen, Denmark; London, England; Paris, France; Delft, Netherlands; and Taipei, Taiwan.

    The following table summarizes the usage and location of the Company's facilities as of January 1, 1996.


                              Facilities

Type of Property Interest              U.S.      Non-U.S.   Worldwide
                                       (In Thousands of Square Feet)
Owned.............................     374.8      179.2        554.0
Leased............................     623.8      399.9      1,023.7
   Total square feet..............     998.6      579.1      1,577.7

Utilization

Warehousing.......................     74.7        36.0        110.7
Office, computer center and other.    556.6       236.0        792.6
Vacant............................     46.3        97.0        143.3
Leased or subleased to others.....    321.0       210.1        531.1
   Total square feet..............    998.6       579.1      1,577.7

     No facilities owned by the Company are subject to any major encumbrances. The Company believes that all of the facilities currently utilized in its ongoing business operations meet their intended purposes and are adequately maintained. As a result of the Company's continuing business transition, leased property decreased during fiscal 1995 by approximately 500,000 square feet, a reduction of 31.5%. The number of facilities also decreased from 140 at the end of 1994 to 90 at year end 1995, a net decrease of 50 locations. This substantial reduction was primarily attributable to the consolidation of locations in the U.S. field operations and the sale of certain international operations to AmeriData. Restructuring charges recorded in fiscal year ended December 31, 1994, included provisions of approximately $9.7 million for lease and other obligations related to excess facilities.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Company are as follows:


              Name            Age                    Position
       James E. Ousley         50     President and Chief Executive Officer

       Joseph  F.  Killoran    55     Vice President and  Chief  Financial
                                       Officer

       Ruth A. Rich            52     Vice President, Human Resources and
                                       Administration

       Dieter   Porzel         59     Vice  President,   Europe/Middle
                                       East/Africa Region

    Executive officers of the Company are elected by the Board of Directors and serve at the Board's discretion. There are no family relationships among any directors or executive officers of the Company.

    James E. Ousley has been President and Chief Executive Officer of Control Data since August 1992. Mr. Ousley was President of Ceridian's Computer Products business from April 1989 to July 1992; Executive Vice President of Ceridian from February 1990 to July 31, 1992; Vice President, Marketing and Sales for Computer Products business from January 1989 to April 1989.

    Joseph F. Killoran has been Vice President and Chief Financial Officer of Control Data since February 1994. Mr. Killoran was Vice President and Controller of Control Data from August 1992 to January 1994; Vice
President and Controller for Ceridian's Computer Products business from 1989 to July 31, 1992.

   Ruth A. Rich has been Vice President, Human Resources and Administration of Control Data since August 1992. Ms. Rich was Vice President, Human Resources and Administration for Ceridian's Computer Products business from November 1990 to July 1992; and Vice President, Human Resources and Administration for Ceridian's Information Services Group from May 1986 to November 1990.

    Dieter Porzel has been Vice President, Europe/Middle East/Africa Region of Control Data since February 1993. Mr. Porzel was Vice President, Central Europe Region for Control Data from August 1992 to January 1993; and Vice President, Central Europe Region of Ceridian's Computer Products business from 1987 to 1992.

                                  PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     "Price Range of Common Stock," appearing on page 31 of the Company's 1995 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     "Selected Consolidated Financial Data," appearing on inside cover page of the Company's 1995 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 9 through 13 of the Company's 1995 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated balance sheets of the Company and its subsidiaries as of December 31, 1995 and 1994, the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, and the notes to consolidated financial statements, together with report therein of KPMG Peat Marwick LLP dated January 25, 1996, appearing on pages 8 through 31 of the Company's 1995 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     IDENTIFICATION OF DIRECTORS

     "Election of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on May 15, 1996 (hereinafter the "Proxy Statement") is incorporated herein by reference.

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

                                                             Page in
                                                           1995 Annual
                                                            Report to
                                                           Stockholders
Independent Auditors' Report...................................   8

Consolidated Statements of Operations - Years Ended
 December 31, 1995, December 31, 1994, and January 1, 1994.....  14

Consolidated Balance Sheets - December 31, 1995 and
 December 31, 1994.............................................  15

Consolidated Statements of Stockholders' Equity -
 Years Ended December 31, 1995, December 31, 1994, and
 and January 1, 1994...........................................  16

Consolidated Statements of Cash Flows - Years Ended
December 31, 1995, December 31, 1994, and January 1, 1994......  17

Notes to Consolidated Financial Statements.....................  18

Financial Statement Schedules

                                                           Page in this
                                                             Form 10-K
Independent Auditors' Report on Financial Statement Schedule...  18
Schedule VIII - Valuation and Qualifying Accounts..............  19

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Reports on Form 8-K

     A Form 8-K/A No. 1 dated November 10, 1995, amending Form 8-K "Date of
Report: August 31, 1995" was filed in the Registrant's fiscal quarter ended December 31, 1995 to (i) amend Item 2, Acquisition or Disposition of Assets, relating to the disposition of certain operations of the Registrant and (ii) file the following pro forma financial information under Item 7(b):

1.   Pro Forma Combined Statement of Operations for the 6 months ended June
     30, 1995

2.   Pro Forma Combined Statement of Operations for the year ended December
     31, 1994

3.   Pro Forma Combined Balance Sheet at June 30, 1995

Exhibits


Exhibit
 No.                          Description
 2.1*     Amended  and Restated Purchase Agreement, dated August 31,  1995, between  the  Registrant  and  AmeriData  Technologies,  Inc.  --
          incorporated  by  reference to Exhibit 2.1  to  the  Registrant's
          Current Report on Form 8-K dated September 13, 1995.

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

10.2*     Intercompany   Services  Agreement  between  Ceridian   and   the
          Registrant  -- incorporated by reference to Exhibit  10.3,  filed under cover of Form SE dated July 9, 1992, to the Form 8.

10.3*     Environmental   Matters  Agreement  between  Ceridian   and   the
          Registrant  -- incorporated by reference to Exhibit  10.5,  filed under cover of Form SE dated July 9, 1992, to the Form 8.

10.4*     Intellectual   Property  Agreement  between  Ceridian   and   the
          Registrant  -- incorporated by reference to Exhibit  10.6,  filed under cover of Form SE dated July 9, 1992, to the Form 8.

10.5* Tax Matters Agreement between Ceridian and the Registrant -- incorporated by reference to Exhibit 10.7, filed under cover of Form SE dated July 9, 1992, to the Form 8.

10.6*     Value-Added  Remarketing  Agreement  between  Ceridian  and   the
          Registrant  regarding Ceridian's Government Systems  division  --
          incorporated by reference to Exhibit 10.9, filed under  cover  of
          Form SE dated July 9, 1992, to the Form 8.

10.7*     Master  Purchase  Option  Agreement  between  Ceridian  and   the
          Registrant  --incorporated by reference to Exhibit  10.12,  filed
          under cover of Form SE dated July 9, 1992, to the    Form 8.

10.8* (2) Form of Indemnification Agreement between the Registrant and its directors and executive officers -- incorporated by reference to
          Exhibit 10.14, filed under cover of Form SE dated July 9, 1992, to the Form 8.

10.9* (2) The Registrant's 1992 Equity Incentive Plan -- incorporated by reference to Exhibit 10.15, filed under cover of Form SE dated
          July 9, 1992, to the Form 8.

10.10*(2) February  1994  Amendments  to  1992  Equity  Incentive  Plan   -
          incorporated  by  reference to Exhibit 10.16 to the  Registrant's
          Annual  Report on Form 10-K for the fiscal year ended January  1,
          1994.

(Schedules to the foregoing exhibits have not been included but will be submitted supplementary to the Commission upon request)

          *    -    Incorporated by reference to other filing.

          (1) - Form 8 and Form 10 refer, respectively, to the Registrant's Form 8 Amendment No. 1 dated July 10, 1992 (the "Form 8") to its Registration Statement on Form 10 dated May 27, 1992 and declared effective July 16, 1992 (the "Form 10").

          (2)  -    Indicates a management contract or compensatory plan or
          arrangement required to be filed as an exhibit to Form 10-K.


Exhibit
          No.                      Description
10.11*(2) February  1995  Amendments  to  1992  Equity  Incentive  Plan   -
          incorporated  by  reference to Exhibit 10.17 to the  Registrant's
          Annual Report on Form 10-K for the fiscal year ended December 31,
          1994.

10.12*(2) The Registrant's Executive Incentive Plan -- incorporated by reference to the description of such plan under "Executive
          Compensation" in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders.

10.13*(2) The Registrant's 1993 Employee Stock Purchase Plan - incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

10.14* Software Distribution License Agreement between Intergraph and the Registrant - incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

10.15*(2) Contract for the "Vorsitzender der Geschaeftsfuehrung" of Control
          Data GmbH - incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
          January 1, 1994.

10.16*(2) Consulting  Agreement,  dated  November  14,  1994,  between  the
          Registrant  and W. Douglas Hajjar - incorporated by reference  to
          Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.17*(2) Severance   Agreement,  dated  January  4,  1994,   between   the
          Registrant  and  James E. Ousley - incorporated by  reference  to
          Exhibit 10.26 to the Registrant's Annual Report on Form 10-K  for
          the fiscal year ended December 31, 1994.

10.18*(2) Severance   Agreement,  dated  January  4,  1994,   between   the
          Registrant and Joseph F. Killoran - incorporated by reference  to
          Exhibit 10.27 to the Registrant's Annual Report on Form 10-K  for
          the fiscal year ended December 31, 1994.

10.19*(2) Compensation arrangement between the Registrant and its  Chairman
          --   incorporated  by  reference  to  the  description  of   such
          arrangement  under  "Director Compensation" in  the  Registrant's definitive  Proxy  Statement  for  its  1996  Annual  Meeting  of
          Stockholders.

11.0      Computation of Earnings (Loss) per Common Share.

13.0      The   portions  of  the  Registrant's  1995  Annual   Report   to
          Stockholders  that  are  incorporated  in  this  Form   10-K   by
          reference.

21.0      Subsidiaries of the Registrant.

23.0      Consent of Independent Auditors.

24.0      Power of Attorney -- included on Signatures page hereto.

27.0      Financial Data Schedule.


(Schedules to the foregoing exhibits have not been included but will be submitted supplementary to the Commission upon request)

          *    -    Incorporated by reference to other filing.

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

       INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Stockholders
of Control Data Systems, Inc.:


    Under date of January 25, 1996, we reported on the consolidated balance sheets of Control Data Systems, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                             /s/  KPMG Peat Marwick LLP




Minneapolis, Minnesota
January 25, 1996

                                                       Schedule VIII

                        CONTROL DATA SYSTEMS, INC.
                     Valuation and Qualifying Accounts


Allowance for Doubtful Accounts Receivable:


                                                     Years Ended
                                      December 31,   December 31,   January 1,
                                          1995           1994          1994
                                                (Dollars in thousands)
Balance at beginning of year.......$      6,844    $    10,063    $   14,305
  Additions charged to costs
    and expenses...................       1,384          1,906         3,162
  Write-offs and other adjustments.      (3,434)        (5,125)       (7,404)
Balance at end of year.............$      4,794    $     6,844    $   10,063

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


                              Dated:  March 22, 1996


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


     Signature         Title                           Date
/s/ JAMES E. OUSLEY    President and                   March 22, 1996
    James E. Ousley     Chief Executive Officer
                        (principal executive officer)

/s/ JOSEPH F. KILLORAN Vice President and Chief        March 22, 1996
    Joseph F. Killoran  Financial Officer
                        (principal accounting officer)

/s/ W. DONALD BELL     Director                        March 22, 1996
    W. Donald Bell

/s/ GRANT A. DOVE      Director                        March 22, 1996
    Grant A. Dove

/s/ MARCELO A. GUMUCIO Director                        March 22, 1996
    Marcelo A. Gumucio



     Signature         Title                           Date
/s/ DOUGLAS HAJJAR     Director                        March 22, 1996
    Douglas Hajjar

/s/ KEITH A. LIBBEY    Director                        March 22, 1996
    Keith A. Libbey


                        CONTROL DATA SYSTEMS, INC.
                               EXHIBIT INDEX

Exhibit
  No.      Description
  2.1*     Amended and Restated Purchase Agreement, dated August 31,  1995, between the Registrant and AmeriData Technologies
  3.1*     Restated Certificate of Incorporation of the Registrant
  3.2*     Restated Bylaws of the Registrant, as amended
 10.1*     Transfer Agreement between Ceridian and the Registrant
 10.2*     Intercompany  Services  Agreement  between  Ceridian   and   the
           Registrant
 10.3*     Environmental  Matters  Agreement  between  Ceridian   and   the
           Registrant
 10.4*     Intellectual  Property  Agreement  between  Ceridian   and   the
           Registrant
 10.5*     Tax Matters Agreement between Ceridian and the Registrant
 10.6*     Value-Added  Remarketing  Agreement  between  Ceridian  and  the
           Registrant regarding Ceridian's Government Systems division
 10.7*     Master  Purchase  Option  Agreement  between  Ceridian  and  the
           Registrant
 10.8* (2) Form  of  Indemnification Agreement between the  Registrant  and its directors and executive officers
 10.9* (2) The Registrant's 1992 Equity Incentive
 10.10*(2) February 1994 Amendments to 1992 Equity Incentive Plan
 10.11*(2) February 1995 Amendments to 1992 Equity Incentive Plan
 10.12*(2) The Registrant's Executive Incentive Plan
 10.13*(2) The Registrant's 1993 Employee Stock Purchase Plan
 10.14*    Software  Distribution License Agreement between Intergraph  and the Registrant
 10.15*(2) Contract  for  the  "Vorsitzender  der  Geschaeftsfuehrung"   of
           Control Data GmbH
 10.16*(2) Consulting  Agreement,  dated November  14,  1994,  between  the
           Registrant and W. Douglas Hajjar
 10.17*(2) Severance   Agreement,  dated  January  4,  1994,  between   the
           Registrant and James E. Ousley
 10.18*(2) Severance   Agreement,  dated  January  4,  1994,  between   the
           Registrant and Joseph F. Killoran
 10.19*(2) Compensation   arrangement  between  the  Registrant   and   its
           Chairman
 11.0      Computation of Earnings (Loss) per Common Share
 13.0      The   portions  of  the  Registrant's  1994  Annual  Report   to
           Stockholders  that  are  incorporated  in  this  Form  10-K   by
           reference
 21.0      Subsidiaries of the Registrant
 23.0      Consent of Independent Auditors
 24.0      Power of Attorney
 27.0      Financial Data Schedule


(Schedules to the foregoing exhibits have not been included but will be submitted supplementary to the Commission upon request)

          *    -    Incorporated by reference to other filing.

          (1) - Form 8 and Form 10 refer, respectively, to the Registrant's Form 8 Amendment No. 1 dated July 10, 1992 (the "Form 8") to its Registration Statement on Form 10 dated May 27, 1992 and declared effective July 16, 1992 (the "Form 10").

          (2)  -    Indicates a management contract or compensatory plan or
          arrangement required to be filed as an exhibit to Form 10-K.