Form 10-K/A
period 1995-12-31
CONTROL DATA SYSTEMS INC
filed 1996-03-27
CIK 887309

                             FORM 10-K/A No. 1

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

EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Company are as follows:

            Name            Age                 Position

    James E. Ousley          50     President and Chief Executive Officer
    Joseph  F.  Killoran     55     Vice President and  Chief  Financial
                                     Officer
    Ruth A. Rich             52     Vice President, Human Resources and
                                     Administration
    Dieter   Porzel          59     Vice  President,   Europe/Middle
                                     East/Africa Region
    Michael G. Eleftheriou   50     Vice President, Technical Services
    David B. Folsom          48     Vice President, Electronic Commerce
    Alan H. Lynchosky        43     Vice President, Managed Services
    Arnold (Nol) Rutgers     54     Vice President, Asia/Pacific Region

    Executive officers of the Company are elected by the Board of Directors and serve at the Board's discretion. There are no family relationships among any directors or executive officers of the Company.

    James E. Ousley has been President and Chief Executive Officer of Control Data since August 1992. Mr. Ousley was President of Ceridian's Computer Products business from April 1989 to July 1992; Executive Vice President of Ceridian from February 1990 to July 1992.

    Joseph F. Killoran has been Vice President and Chief Financial Officer of Control Data since February 1994. Mr. Killoran was Vice President and Controller of Control Data from August 1992 to January 1994; Vice
President and Controller for Ceridian's Computer Products business from 1989 to July 1992.

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

    Michael G. Eleftheriou has been Vice President, Technical Services of Control Data since January 1996. Mr. Eleftheriou was Vice President of Assessment and Planning for Control Data from October 1994 to December 1995; General Manager of United States Systems Integration Operations from May 1994 to September 1994; General Manager of Control Data Mexico from October 1992 to April 1994; General Manager of Worldwide Sales and Services from August 1992 to September 1992; General Manager, Worldwide Sales and Services of Ceridian's Computer Products business from December 1991 to July 1992; and General Manager of Ceridian's Cyber Marketing business from April 1990 to November 1991.

    David B. Folsom has been Vice President, Electronic Commerce of Control Data since October 1994. Mr. Folsom was General Manager of Networking Competency Centers of Control Data from August 1992 to September 1994; and Director of Software Development for Ceridian's Computer Products business from 1990 to July 1992.

    Alan H. Lynchosky has been Vice President, Managed Services of Control Data since January 1996. Mr. Lynchosky was Vice President of Worldwide Support Services for Control Data from January 1994 to December 1995; Vice President of Engineering Services from August 1992 to December 1993; Vice President of Engineering Services of Ceridian's Computer Products business from October 1991 to July 1992; and General Manager of Order and Delivery Systems of Ceridian's Computer Products business from 1990 to September 1991.

    Arnold (Nol) Rutgers has been Vice President, Asia/Pacific Region of Control Data since June 1995. Mr. Rutgers was Vice President, Marketing from October 1994 to May 1995; General Manager of Strategic Planning for Control Data from August 1992 to September 1994; and General Manager of Strategic Planning for Ceridian's Computer Products business from September 1989 to July 1992.

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


                              CONTROL DATA SYSTEMS, INC.
                                      Registrant

   Date:  March 27, 1996      /s/  James E. Ousley
                              James E. Ousley
                              President and Chief Executive Officer