Form 10-Q
period 1996-03-31
CONTROL DATA SYSTEMS INC
filed 1996-05-13
CIK 887309

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

                               (Mark one)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 13,367,520 shares of Common Stock, $0.01 par value per share, as of May 6, 1996.

                         CONTROL DATA SYSTEMS, INC.
                                  FORM 10-Q
                               March 31, 1996

                                    INDEX
                                                                Page

Part I - Financial Information:

Consolidated Statements of Operations -
    Three months ended March 31, 1996 and March 31, 1995.          2

Consolidated Balance Sheets -
    March 31, 1996 and December 31, 1995.................          3

Consolidated Statements of Cash Flows -
    Three months ended March 31, 1996 and March 31, 1995.          4

Notes to Consolidated Financial Statements...............          6

Management's Discussion and Analysis of Financial
    Condition and Results of Operations..................          9

Part II - Other Information..............................         16

Signature................................................         17

Exhibit Index............................................         18

                                     PART 1

                              FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS

                           CONTROL DATA SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (Dollars in thousands, except per share data)

                                              Three Months Ended
                                             March 31,   March 31,
                                               1996        1995
REVENUES:
 Net sales and rentals..................   $    36,629 $    81,557
 Services...............................        41,625      48,507
   Total revenues.......................        78,254     130,064
COST OF REVENUES:
 Net sales and rentals..................        20,764      59,252
 Services...............................        31,824      37,215
   Total cost of revenues...............        52,588      96,467
   Gross profit.........................        25,666      33,597
OPERATING EXPENSES:
 Selling, general and
  administrative........................        21,409      30,172
 Technical..............................         3,260       2,338
   Total operating expenses.............        24,669      32,510
   Earnings from operations.............           997       1,087
OTHER INCOME (EXPENSES):
 Interest expense.......................          (112)       (274)
 Interest income........................         1,207       1,386
 Other income, net......................         1,186         700
   Total other income, net..............         2,281       1,812
   Earnings before income taxes.........         3,278       2,899
PROVISION FOR INCOME TAXES..............           400         700
   Net earnings.........................   $     2,878 $     2,199
Primary earnings per common share
   and common share equivalents.........   $      0.20 $      0.17

Fully diluted earnings per common
   share and common share equivalents...   $      0.20 $      0.17

Weighted average common shares
   outstanding (in thousands):..........

   Primary..............................        14,287      13,237
   Fully diluted........................        14,310      13,237


The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                     ASSETS
                                                       March 31,      December 31,
                                                         1996             1995
                                                      (Unaudited)
Current assets:
  Cash and short-term investments................  $      79,475  $      84,034
  Trade and other receivables....................         81,964         85,235
  Inventories....................................         17,679         19,381
  Prepaid expenses and other current assets......          5,997          5,893
    Total current assets.........................        185,115        194,543
Investments and advances.........................            321            138
Property and equipment, net......................         16,473         16,788
Leased and data center equipment, net............            431            693
Noncurrent trade and other receivables...........          5,334          5,187
Other noncurrent assets..........................         10,338         10,136
    Total assets.................................  $     218,012  $     227,485

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable..................................  $         891  $         686
  Accounts payable...............................         10,819         19,934
  Customer advances and deferred income..........          9,943          7,707
  Accrued taxes..................................          5,728          5,883
  Accrued salaries and wages.....................         11,315         12,700
  Restructure reserves, current portion..........         14,162         16,704
  Other accrued expenses.........................         30,117         32,214
    Total current liabilities....................         82,975         95,828
Deferred income taxes............................            453            452
Restructure reserves, less current portion.......          5,204          6,412
Pension liabilities..............................         37,953         38,944
Other noncurrent liabilities.....................          2,629          2,351
    Total liabilities............................        129,214        143,987

Stockholders' equity:
  Preferred stock, par value $.01 per share,
    authorized 5,000,000 shares; none issued
    and outstanding..............................              -              -
  Common stock, par value $.01 per share,
    authorized 50,000,000 shares; issued
    14,418,745 and 14,249,986 shares
    as of March 31, 1996 and December 31, 1995,
    respectively.................................            144            143
  Additional paid-in capital.....................        166,414        164,247
  Retained earnings..............................        (59,495)       (62,373)
  Minimum pension liability adjustment...........        (11,854)       (11,854)
  Foreign currency translation adjustment........            398            659
  Unearned compensation - restricted stock.......           (186)          (213)
  Unrealized gains (losses) on investments.......             27              -
  Treasury stock, at cost (1,108,390 and
    1,185,224 shares as of March 31, 1996 and
    December 31, 1995, respectively..............         (6,650)        (7,111)
    Total stockholders' equity...................         88,798         83,498
    Total liabilities and stockholders' equity...  $     218,012  $     227,485

The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                           Three Months Ended
                                                          March 31,   March 31,
                                                            1996        1995
Cash Flows from Operating Activities:
  Net earnings ......................................  $     2,878 $     2,199
  Adjustments to reconcile net earnings to net
    cash (used in) provided by operating activities:
      Depreciation...................................        1,760       3,336
      Amortization...................................           92         377
      Foreign currency transaction gain..............         (502)     (1,143)
      Equity in (gains) losses of affiliates.........         (337)         189
      Restructure reserves utilized..................       (2,878)     (4,806)
      Loss (gain) on sale of marketable securities
        and other assets.............................          117        (136)
      Net change in working capital items............       (4,896)      4,071
      Net change in noncurrent trade receivables.....         (217)       (234)
      Net change in other noncurrent assets..........         (358)       (453)
      Other..........................................          488          79
       Net cash (used in) provided by operating
         activities..................................       (3,853)      3,479

Cash Flows from Investing Activities:
  Expended for property and equipment................       (2,067)     (1,904)
  Expended for leased and data center equipment......          (15)       (523)
  Proceeds from sales of property and equipment......           56           4
  Divestitures of businesses, net of cash given......            9           -
  Change in short-term investments...................        1,855       4,612
       Net cash (used in) provided by investing
         activities..................................         (162)      2,189

Cash Flows from Financing Activities:
  Borrowings under short-term financing
    arrangements, net                                          203       2,030
  Proceeds from issuance of common stock, net of
    issuance costs...................................        1,279         246
  Purchase of treasury stock.........................            -      (7,111)
       Net cash provided by (used in) financing
         activities..................................        1,482      (4,835)

Effect of Exchange Rate Changes on Cash..............         (171)        812

     Net change in cash and cash equivalents.........       (2,704)      1,645

     Cash and cash equivalents, beginning of period..       15,188      17,277

     Cash and cash equivalents, end of period........       12,484      18,922
     Short-term investments..........................       66,991      63,526
Cash and short-term investments, end of period.......  $    79,475 $    82,448

                                   (Continued)

                           CONTROL DATA SYSTEMS, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
                             (Dollars in thousands)

                                                           Three Months Ended
                                                          March 31,   March 31,
                                                            1996        1995
Net Change in Working Capital Items:
  Trade and other receivables........................  $       515  $    1,077
  Inventories........................................        1,030      (3,513)
  Prepaid expenses and other current assets..........         (387)        600
  Accounts payable...................................       (8,068)      7,581
  Customer advances and deferred income..............        2,623      (4,311)
  Accrued taxes......................................          (10)      4,462
  Accrued salaries and wages.........................         (628)        108
  Other accrued expenses.............................           29      (1,933)

   Net change in working capital items...............  $    (4,896) $    4,071


Supplemental Disclosures of Cash Flow Information:
  Cash paid (received) during the period for:
    Interest paid....................................  $       114  $      277
    Income taxes paid................................          105         305
    Income taxes refunded............................         (607)     (6,543)



The accompanying notes are an integral part of these consolidated financial statements.

                       CONTROL DATA SYSTEMS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             MARCH 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

   The financial statements of Control Data Systems, Inc. ("Control Data" or the "Company") include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

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



2. STOCKHOLDERS' EQUITY


Common Stock, Additional Paid-In Capital, Retained Earnings, and Other

                                                   Shares                    Additional
                                       Outstand-  Treasury          Common     Paid-In    Retained
(Dollars and shares in thousands)         ing       Stock   Issued  Stock      Capital    Earnings    Other*     Total
Balance at December 31, 1995.........     13,065     1,185  14,250 $   143  $    164,247 $ (62,373) $ (18,519) $  83,498

 Issuance of common stock under the
  Employee Stock Purchase Plan.......          8         -       8       -            83         -          -         83
 Exercises of stock options..........        161         -     161       1         1,195         -          -      1,196
 Foreign currency translation
  adjustment.........................          -         -       -       -             -         -       (261)      (261)
 Restricted stock award..............          -         -       -       -             -         -         27         27
 Change in unrealized gains
   on investments....................          -         -       -       -             -         -         27         27
 Issuance of treasury stock..........         77       (77)      -       -           889         -        461      1,350
 Net earnings........................          -         -       -       -             -     2,878          -      2,878

Balance at March 31, 1996............     13,311     1,108  14,419 $   144  $    166,414 $ (59,495) $ (18,265) $  88,798


*Other Stockholders' Equity Items

                                          Minimum     Foreign        Unearned
                                          Pension    Currency     Compensation-  Unrealized
                                         Liability  Translation     Restricted    Gains on     Treasury
                                        Adjustment  Adjustment        Stock      Investments     Stock      Total
Balance at December 31, 1995......... $   (11,854) $       659   $       (213)   $       -    $  (7,111) $ (18,519)

 Foreign currency translation
  adjustment.........................           -         (261)             -            -            -       (261)
Restricted stock award...............           -            -             27            -            -         27
Change in unrealized gains
   on investments....................           -            -              -           27            -         27
Issuance of treasury stock...........           -            -              -            -          461        461

Balance at March 31, 1996............ $   (11,854) $       398   $       (186)   $      27    $  (6,650) $ (18,265)

                       CONTROL DATA SYSTEMS, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
                             MARCH 31, 1996

3. DIVESTITURES

   On August 31, 1995, the Company completed the sale of five interna-tional product distribution operations to AmeriData Technologies, Inc. ("AmeriData"). The Company sold to AmeriData all of the issued and outstanding capital stock of Control Data operations in Austria, Norway, and United Kingdom (Plc). Additionally, the Company sold to AmeriData certain assets, and AmeriData assumed certain liabilities, of Control Data operations in Canada, Mexico, and United Kingdom (Ltd). Effective October 31, 1995, the Company completed the sale to AmeriData all of the issued and outstanding capital stock of the Control Data operations in Greece and Portugal. On March 25, 1996, the Company completed the sale to AmeriData all of the issued and outstanding capital stock of the Control Data operations in Denmark. AmeriData assumed all assets and liabilities of the operations in Denmark as of, and in the normal course of business since, February 29, 1996. The total consideration received for these divestitures was $13.7 million in cash. Net identifiable assets and liabilities transferred to AmeriData were $59.4 million and $48.5 million, respectively. Results of operations, assets, and liabilities for the operations sold are included in the Company's consolidated financial statements through the dates of the divestitures.

4. RESTRUCTURING RESERVES, CURRENT AND NONCURRENT

   Over the past several years the Company has been transitioning from a developer and manufacturer of proprietary mainframe computer systems to a software and services provider focused on enterprise integration and product design and information services.

   Cash outlays for restructuring activities in the first quarter 1996 consisted primarily of $1.9 million for severance costs, which includes the reduction of the worldwide workforce by approximately 17 individuals, and $0.8 million for lease and other facility obligations related to commitments under leases throughout the United States and Europe. Noncash activity was associated with the sale of operations in Denmark to AmeriData and includes the write-off of net book value of approximately $0.8 million. For additional information regarding this divestiture, see note 3 and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following table represents the Company's restructuring activities for the first quarter 1996:


                                                Asset          Lease       Foreign
                                             Revaluations    and Other    Currency
                                  Severance      and          Facility   Translation
(Dollars in thousands)              Costs     Write-offs    Obligations  Adjustment     Other     Total

Balance at December 31, 1995..  $    15,400 $         -   $     3,131   $        -   $   4,585 $   23,116

 Noncash items................            -        (854)            -         (276)        (42)    (1,172)
 Reclassifications
  and transfers, net..........          (75)        834           (94)           -        (365)       300
 Translation..................         (224)         20           (51)         276         (21)         -
 Cash payments................       (1,870)          -          (812)           -        (196)    (2,878)

Balance at March 31, 1996.....  $    13,231 $         -   $     2,174   $        -   $   3,961 $   19,366

   Future cash outlays for the remaining restructuring reserve of $19.4 million at March 31, 1996 are anticipated to be $13.0 million for the remainder of 1996 and $6.4 million for 1997.

                       CONTROL DATA SYSTEMS, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
                             MARCH 31, 1996

5. INVESTMENT IN METAPHASE TECHNOLOGY, INC.

   In 1992, the Company and Structural Dynamics Research Corporation established a joint venture company, Metaphase Technology, Inc. ("Metaphase"), to develop and market product data management software worldwide. The Company owns 50% of Metaphase and accounts for this investment on the equity basis. Following are condensed financial data for Metaphase for the periods indicated:

                                  Three Months Ended
                                March 31,     March 31,
(Dollars in thousands)            1996          1995
Net sales..................  $    4,152    $    1,813
Earnings (loss) before
  income taxes.............         675          (231)
Net earnings (loss)........         675          (231)

                                March 31,    December 31,
                                  1996           1995

Current assets.............  $    3,801    $    3,304
Noncurrent assets..........         783           825
Current liabilities........       4,591         4,811
Noncurrent liabilities.....       3,530         3,530

                       CONTROL DATA SYSTEMS, INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (Unaudited)
                          (Dollars in millions)

   Overview. Control Data Systems, Inc. is a global software and services company dedicated to helping large organizations develop the enterprise-wide information systems required to create, transmit, access, and control business information. The Company focuses on the architecture, implementation, and lifetime support of electronic commerce, product design, and product information solutions. The Company provides productivity enhancing solutions for customers in government, financial services, telecommunications, and manufacturing.

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

Revenues by Category

                               Three Months Ended
                              March 31,   March 31,
                                1996        1995      Change
Software and services....   $      39.9 $      39.5      1.0  %
Maintenance and support..          14.9        20.3    (26.6) %
Hardware products........          23.5        70.3    (66.6) %

   Total revenues........   $      78.3 $     130.1    (39.8) %

Revenues by Geography

                               Three Months Ended
                              March 31,   March 31,
                                1996        1995      Change
Americas.................   $      36.3 $      49.8    (27.1) %
Europe...................          30.5        69.8    (56.3) %
Asia.....................          11.5        10.5      9.5  %

   Total revenues........   $      78.3 $     130.1    (39.8) %

                       CONTROL DATA SYSTEMS, INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                          (Dollars in millions)

   The Company entered into transactions with AmeriData during 1995 and 1996 to divest eight of its international subsidiary operations. The effect of these transactions on the Company's reported results of operations is reflected in the exclusion of the last four months of results for the five international operations sold to AmeriData on August 31, 1995, the exclusion of the last two months of results for the two international operations sold on October 31, 1995, and the exclusion of the results of the month of March 1996 for the international operation sold on March 25, 1996 (collectively the "AmeriData Divestitures"). See note 3 of the Notes to Consolidated Financial
Statements   for   additional  information   regarding   the   AmeriData
Divestitures.

   Revenues for first quarter 1996 of $78.3 million decreased 39.8% from first quarter 1995 revenues of $130.1 million. The revenue decline was due primarily to decreases of 66.6% and 26.6% in hardware products and maintenance and support sales, respectively, resulting in part from the AmeriData Divestitures and partially offset by a slight increase of 1.0% in software and services sales. The majority of the decrease in hardware products and maintenance and support sales was attributable to lower revenues in the Americas and Europe, offset by an increase in revenues in Asia. The maintenance and support revenues decline is also due to the decrease in the number of proprietary systems under maintenance contracts.

   On a pro forma basis, revenues in the first quarter of 1996 of $78.3 million increased 8.2% from 1995 first quarter revenues of $72.3 million. The revenue increase was due to an increase in software and services of 33.3%, offset in part by a 7.6% decline in maintenance and support and a decline in hardware product sales of 10.7%. The increase in software and services and the decrease in hardware product and maintenance and support sales reflects the Company's continuing emphasis on software and services sales related to its target markets of electronic commerce and PDM/CAD.

Cost of Revenues and Gross Profit

                                 Three Months Ended
                              March 31,      March 31,
                                1996           1995       Change
Cost of revenues........    $      52.6    $      96.5     (45.5) %
Percentage of revenues..           67.2 %         74.2 %
Gross profit............    $      25.7    $      33.6     (23.5) %
Percentage of revenues..           32.8 %         25.8 %

   Cost of revenues decreased by 45.5% and gross profit margins decreased by 23.5% in first quarter 1996 from the same period in 1995. The primary factor contributing to the cost of revenues and gross profit margins decreases was the decline in total revenues, primarily in hardware products and maintenance and support sales. Gross profit margins increased to 32.8% in first quarter 1996 from 25.8% in first quarter 1995, primarily reflecting the exclusion of lower profit margin hardware product sales associated with the AmeriData Divestitures. On a pro forma basis, gross profit margins increased to 32.8% in first quarter 1996 from 31.7% in the comparable period in 1995.

                       CONTROL DATA SYSTEMS, INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                          (Dollars in millions)

Operating Expenses

                                 Three Months Ended
                              March 31,      March 31,
                                1996           1995       Change
Selling, general and
  administrative........    $      21.4    $      30.2     (29.1) %
Percentage of revenues..           27.3 %         23.2 %
Technical...............    $       3.3    $       2.3      43.5  %
Percentage of revenues..            4.2 %          1.8 %

Selling, general and administrative (SG&A). The decrease in SG&A expense is due to the downsizing actions taken by the Company over the past year and the exclusion of operating expenses associated with the operations sold in the AmeriData Divestitures. On a pro forma basis, the divested operations had lower SG&A expense to revenue ratios and the exclusion of these operations would raise the Company's SG&A expense to revenue percentage.

Technical.   The  increase in technical expense is a  result  of  higher spending on electronic commerce products and services, one of the Company's targeted markets.

Nonoperating Income

                                 Three Months Ended
                              March 31,      March 31,
                                1996           1995       Change
Nonoperating income....     $       2.3    $       1.8       27.8 %
Percentage of revenues.             2.9 %          1.4 %

Interest expense. Interest expense decreased in first quarter 1996 from the same period in 1995 primarily as a result of lower average daily short-term borrowings due in part to the AmeriData Divestitures.

Interest income. Interest income decreased slightly in first quarter 1996 versus the first quarter 1995 due to lower average daily cash and short-term investment balances.

Other income, net. Other income increased by $0.5 million in first quarter 1996 versus the first quarter 1995. The primary factor for this increase relates to Metaphase earnings of which the Company's share was $0.3 million in the first quarter 1996 versus a loss of $0.2 million in the first quarter 1995.

Provision for Income Taxes

                                   Three Months Ended
                                March 31,      March 31,
                                  1996           1995
Provision for Income Taxes..  $       0.4    $       0.7
Percentage of revenues......          0.5 %          0.5 %

   The provision for income taxes in first quarter 1996 and the comparable period in 1995 relates primarily to foreign income taxes on the earnings of the Company's foreign subsidiaries and foreign withholding taxes on certain United States income.

                       CONTROL DATA SYSTEMS, INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                          (Dollars in millions)

Net Earnings and Earnings Per Share

                                      Three Months Ended
                                   March 31,      March 31,
(Earnings per share in dollars)      1996           1995
Net earnings................     $       2.9    $       2.2
Percentage of revenues......             3.7 %          1.7 %
Earnings per share
 Primary....................     $      0.20    $      0.17
 Fully diluted..............     $      0.20    $      0.17

   Net earnings for first quarter 1996 increased by $0.7 million from the comparable period in 1995. The earnings increase is primarily attributable to lower operating expenses, higher nonoperating income, and a lower provision for income taxes. Also contributing to higher earnings in first quarter 1996 versus first quarter 1995 is the exclusion of lower profit margin hardware product sales, operating expenses, and interest expenses associated with the operations sold in the AmeriData Divestitures. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Outlook

   The   following  factors,  among  others,  should  be  considered  in evaluating the Company's outlook.

General. The Company participates in the systems integration segment of the information systems and services market. Equipment manufacturers, large consulting firms, and traditional systems integrators also compete in this market segment. There are many smaller firms also active in this market segment with no one firm having a dominant position. Many of the companies in this market segment offer outsourcing and other types of long term agreements with their customer base. The result of these types of activities is to develop a backlog of business that creates a certain predictable revenue base in future periods. As the Company is just beginning to build a base of these types of arrangements as part of its electronic commerce offerings, revenue predictability is currently difficult, and continuing quarterly volatility of earnings can be expected.

Revenues. The Company expects total revenues to decrease in 1996 from 1995 due in part to the divestitures of certain international operations sold to AmeriData. However, 1996 revenues should increase from 1995 revenues  on  a  pro  forma basis.  Continued  growth  in  software  and services sales and increased outsourcing revenues associated with its managed services activities are expected to provide the basis for this growth. Revenue levels in 1996 could be impacted by the Company's business transition and narrowed focus, as well as by the acquisition of additional businesses or divestiture of existing operations.

                       CONTROL DATA SYSTEMS, INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                          (Dollars in millions)

Cost of revenues. The Company's cost of revenues as a percentage of total revenues decreased in the first quarter of 1996 from the comparable period in 1995. Gross profit margins as a percentage of total revenues increased in the first quarter of 1996 from the comparable period in 1995. Cost of revenues as a percentage of revenues is expected to decline in 1996 and gross margins as a percentage of revenues are expected to increase in 1996 due in part to the divestitures of certain international operations, whose revenue mix primarily consisted of lower profit margin hardware products. Due to varying gross profit margins of different types of product sales and varying gross profit margins of specific large projects quarter to quarter, total gross profit margins in 1996 could be volatile.

Selling, general and administrative expenses. SG&A expenses declined in first quarter 1996 from the comparable period in 1995 due primarily to restructuring actions taken and the divestitures of certain international operations. SG&A expenses are expected to decrease in 1996 from 1995. However, on a pro forma basis, SG&A expenses will likely increase in 1996 as the Company expands its sales activities related to its PDM/CAD and electronic commerce business.

Technical expenses. Technical spending increased in the first quarter of 1996 versus the first quarter of 1995. This increase is primarily attributable to higher spending on electronic commerce products and services. Technical spending is expected to increase in 1996 from 1995 due primarily to higher spending on electronic commerce products and services, one of the Company's targeted markets.

Income tax rate. In total, the Company has $106.3 million of gross deferred tax assets at December 31, 1995 which can be used to offset taxes on future earnings. While the Company maintains significant operations outside the United States, a number of these operations also have deferred tax assets as of December 31, 1995 resulting from lower than expected 1994 earnings, caused in part by the worldwide restructuring activity. In the long term this will significantly reduce the Company's tax expense. However, given the wide geographical dispersion of the Company's operations the overall effective tax rate will be volatile. The gross deferred tax assets of $106.3 million at December 31, 1995 decreased by $8.4 million in the first quarter of 1996 due to the sale of Denmark to AmeriData.

Foreign exchange. A large percentage of the Company's revenues, costs, and expenses are transacted in currencies other than the U.S. dollar. As a result, the Company's financial results are subject to foreign exchange rate fluctuations.

Other.   See Notes to Consolidated Financial Statements regarding  other factors concerning the Company.

Financial condition

   The Company's cash and short-term investments totaled $79.5 million at March 31, 1996 representing 36.5% of total assets. Total cash and short-term investment balances decreased by $4.6 million from the corresponding December 31, 1995 balances. The primary factors for the decrease were restructuring payments of $2.9 million, capital expenditures of $2.1 million and working capital items of $4.9 million, partially offset by a positive net cash flow of $2.9 million for net earnings, which reflects earnings after depreciation and amortization of $1.9 million, and the issuance of Common Stock of $1.3 million. The AmeriData Divestitures, through the elimination of certain hardware distribution activities, significantly reduced the Company's investment in inventory and the associated risk of obsolescence associated with that inventory.

                       CONTROL DATA SYSTEMS, INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                          (Dollars in millions)

   Stockholders' equity increased by $5.3 million in the first three months of 1996. The increase is primarily due to net earnings of $2.9 million, the issuance of Common Stock and treasury stock of $1.3 million and $1.4 million, respectively, offset in part by a foreign currency translation adjustment of $0.3 million.

   As of December 31, 1995, the Company has available up to $16.4 million in credit facilities in certain international subsidiaries (primarily short-term notes and overdraft facilities under bank lines of credit), as well as a domestic credit arrangement which provides up to $10.0 million in unsecured short-term credit.

   The Company has $19.4 million of restructure obligations as of March 31, 1996, $13.0 million of which are expected to be cash outlays for the remainder of 1996, primarily for severance costs, lease and other obligations related to excess facilities, and litigation costs. Restructuring payments will extend into 1997 to satisfy various long-term real estate obligations and severance issues. The Company believes that it can finance this cash requirement through a combination of existing cash reserves, cash flow from operations, asset sales, and its borrowing capacity. To the extent it may be necessary to supplement these sources of cash, the Company could seek financing from strategic investors and through future debt or equity financing in the public or private markets. The ability of the Company to borrow money or to sell debt or equity securities will depend on its results of operations, financial condition, and business prospects, as well as conditions then prevailing in the computer industry and the relevant capital markets.

   Except for the historical information contained within the Management's Discussion and Analysis of Financial Condition and Results of Operations, the accompanying consolidated financial statements, and the Notes to Consolidated Financial Statements, the matters reflected in this quarterly report such as expectations, plans, future estimates and the like are forward looking statements that involve risks and uncertainties including: business conditions and growth in the general economy and electronic messaging market; volatility in gross margins as the Company's revenues and product mix change; additional restructuring actions or charges as the Company continues to evolve in its rapidly changing industry; competitive factors, such as alternative messaging, PDM and CAD products and price pressures; availability of skilled personnel in various geographic areas; acceptance of the outsourcing of corporate messaging infrastructures; the success of the Company's business partners in sales and marketing activities; and other factors discussed herein.

   The following tables represent pro forma first quarter results for 1996 and 1995. The 1995 first quarter pro forma results are based on the elimination of certain international operations, sold to AmeriData, located in Austria, Canada, Greece, Mexico, Norway, Portugal, and United Kingdom, and for the period following February 28, 1995, Denmark. The business type information is presented based on the 1996 organization structure of the Company. Certain 1995 revenues and costs have been reclassified to conform to the 1996 structure (unaudited).

                       CONTROL DATA SYSTEMS, INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (Unaudited) (Continued)

1996/1995 Pro Forma Revenues and Gross Profits


(Dollars in thousands)         1996       Pro Forma             1995
                            1st Quarter   Percentage         1st Quarter
REVENUES                    As Reported     Change     As Reported   Pro Forma
Software and services.... $      39,863       33.3%  $      39,464 $    29,913
Maintenance and support..        14,864       (7.6%)        20,272      16,089
Hardware products........        23,527      (10.7%)        70,328      26,347
    Total revenues....... $      78,254        8.2%  $     130,064 $    72,349

Gross profit............. $      25,666       12.0%  $      33,597 $    22,907

REVENUE DISTRIBUTION

Software and services....         50.9%                      30.3%       41.4%
Maintenance and support..         19.0%                      15.6%       22.2%
Hardware products........         30.1%                      54.1%       36.4%
    Total revenues.......        100.0%                     100.0%      100.0%

Gross profit.............         32.8%                      25.8%       31.7%

1996 Revenues and Gross Profits by Business Type


(Dollars in thousands)                      Product
                            Enterprise    Design and
                            Integration   Information   Technical
REVENUES                     Services      Services     Services     Total
Software and services.... $      20,988 $      14,990 $     3,885 $   39,863
Maintenance and support..             -             -      14,864     14,864
Hardware products........        16,542         5,582       1,403     23,527
    Total revenues....... $      37,530 $      20,572 $    20,152 $   78,254

Gross profit.............         23.6%         45.7%       36.7%      32.8%

1995 Pro Forma Revenues and Gross Profits by Business Type


(Dollars in thousands)                      Product
                            Enterprise    Design and
                            Integration   Information   Technical
REVENUES                     Services      Services     Services     Total
Software and services.... $      18,450 $       7,709 $     3,754 $   29,913
Maintenance and support..             -             -      16,089     16,089
Hardware products........        19,697         6,017         633     26,347
    Total revenues....... $      38,147 $      13,726 $    20,476 $   72,349

Gross profit.............         25.7%         43.9%       34.6%      31.7%

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


                                   CONTROL DATA SYSTEMS, INC.
                                           Registrant

Date:  May 10, 1996            /s/ J. F. KILLORAN
                                   J. F. Killoran
                          Vice President and Chief Financial Officer
                                (Principal Accounting Officer)

                              EXHIBIT INDEX

EXHIBITS FILED AS ITEM 6 TO THE QUARTERLY REPORT OF CONTROL DATA
SYSTEMS, INC. ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996.

(11) - Computation of Earnings Per Common Share

(27) - Financial Data Schedule