Form 10-Q
period 1996-06-30
CONTROL DATA SYSTEMS INC
filed 1996-08-12
CIK 887309

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 13,713,205 shares of Common Stock, $0.01 par value per share, as of August 5, 1996.

                           CONTROL DATA SYSTEMS, INC.
                                    FORM 10-Q
                                  June 30, 1996

                                      INDEX
                                                                Page

Part I - Financial Information:

Consolidated Statements of Operations -
  Six months ended June 30, 1996 and June 30, 1995.....            2

Consolidated Balance Sheets -
  June 30, 1996 and December 31, 1995..................            3

Consolidated Statements of Cash Flows -
  Six months ended June 30, 1996 and June 30, 1995.....            4

Notes to Consolidated Financial Statements.............            6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations..................           10

Part II - Other Information............................           18

Signature..............................................           19

Exhibit Index..........................................           20

                                     PART 1

                              FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           CONTROL DATA SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (Dollars in thousands, except per share data)

                                              Three Months Ended       Six Months Ended
                                             June 30,    June 30,    June 30,    June 30,
                                               1996        1995        1996        1995
REVENUES:
 Net sales and rentals..................   $  29,594   $  74,992   $  66,223   $ 156,549
 Services...............................      45,937      54,096      87,562     102,603
   Total revenues.......................      75,531     129,088     153,785     259,152
COST OF REVENUES:
 Net sales and rentals..................      16,040      54,581      36,804     113,833
 Services...............................      33,128      41,902      64,952      79,117
   Total cost of revenues...............      49,168      96,483     101,756     192,950
   Gross profit.........................      26,363      32,605      52,029      66,202
OPERATING EXPENSES:
 Selling, general and
  administrative........................      21,675      30,386      43,084      60,558
 Technical..............................       3,174       2,137       6,434       4,475
   Total operating expenses.............      24,849      32,523      49,518      65,033
   Earnings from operations.............       1,514          82       2,511       1,169
OTHER INCOME (EXPENSES):
 Interest expense.......................         (40)       (453)       (152)       (727)
 Interest income........................       1,231       1,592       2,438       2,978
 Other income, net......................       1,349       1,240       2,535       1,940
   Total other income, net..............       2,540       2,379       4,821       4,191
   Earnings before income taxes.........       4,054       2,461       7,332       5,360
PROVISION FOR INCOME TAXES..............         400         200         800         900
   Net earnings.........................   $   3,654   $   2,261   $   6,532   $   4,460
Primary earnings per common share
   and common share equivalents.........   $    0.25   $    0.18   $    0.45   $    0.35

Fully diluted earnings per common
   share and common share equivalents...   $    0.25   $    0.18   $    0.45   $    0.34

Weighted average common shares
   outstanding (in thousands):
   Primary..............................      14,644      12,878      14,438      12,965
   Fully diluted........................      14,644      12,878      14,452      13,082

The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                     ASSETS
                                                     June 30,     December 31,
                                                       1996           1995
                                                   (Unaudited)
Current assets:
  Cash and short-term investments................  $  89,488      $  84,034
  Trade and other receivables....................     77,603         85,235
  Inventories....................................     18,443         19,381
  Prepaid expenses and other current assets......      4,273          5,893
    Total current assets.........................    189,807        194,543
Investments and advances.........................        128            138
Property and equipment, net......................     16,675         16,788
Leased and data center equipment, net............        631            693
Noncurrent trade and other receivables...........      4,761          5,187
Other noncurrent assets..........................     10,455         10,136
    Total assets.................................  $ 222,457      $ 227,485

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable..................................  $   2,295      $    686
  Accounts payable...............................     14,108        19,934
  Customer advances and deferred income..........      6,493         7,707
  Accrued taxes..................................      4,052         5,883
  Accrued salaries and wages.....................     11,524        12,700
  Restructure reserves, current portion..........     10,627        16,704
  Other accrued expenses.........................     31,923        32,214
    Total current liabilities....................     81,022        95,828
Deferred income taxes............................        707           452
Restructure reserves, less current portion.......      4,454         6,412
Pension liabilities..............................     36,978        38,944
Other noncurrent liabilities.....................      2,479         2,351
    Total liabilities............................    125,640       143,987

Stockholders' equity:
  Preferred stock, par value $.01 per share,
    authorized 5,000,000 shares; none issued
    and outstanding..............................          -             -
  Common stock, par value $.01 per share,
    authorized 50,000,000 shares; issued
    14,811,728 and 14,249,986 shares
    as of June 30, 1996 and December 31, 1995,
    respectively.................................        148           143
  Additional paid-in capital.....................    171,118       164,247
  Retained earnings..............................    (55,841)      (62,373)
  Minimum pension liability adjustment...........    (11,854)      (11,854)
  Foreign currency translation adjustment........         (2)          659
  Unearned compensation - restricted stock.......       (160)         (213)
  Unrealized gains (losses) on investments.......         58             -
  Treasury stock, at cost (1,108,390 and
    1,185,224 shares as of June 30, 1996 and
    December 31, 1995, respectively).............     (6,650)       (7,111)
    Total stockholders' equity...................     96,817        83,498
    Total liabilities and stockholders' equity...  $ 222,457     $ 227,485

The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                           Six Months Ended
                                                         June 30,    June 30,
                                                           1996        1995
Cash Flows from Operating Activities:
  Net earnings ......................................  $   6,532   $   4,460
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation...................................      3,534       6,057
      Amortization...................................        184         770
      Foreign currency transaction gain..............     (1,181)       (392)
      Equity in losses of affiliates.................        251         476
      Restructure reserves utilized..................     (6,987)     (8,713)
      Loss (gain) on sale of marketable securities
        and other assets.............................        227        (777)
      Net change in working capital items............        148       6,744
      Net change in noncurrent trade receivables.....        299         910
      Net change in other noncurrent assets..........       (691)     (1,462)
      Other..........................................        329        (171)
       Net cash provided by operating
         activities..................................      2,645       7,902

Cash Flows from Investing Activities:
  Expended for property and equipment................     (4,177)     (5,608)
  Expended for leased and data center equipment......       (363)       (646)
  Proceeds from sales of property and equipment......         54         626
  Acquisitions of businesses, net of cash provided...          -        (546)
  Divestitures of businesses, net of cash given......          9           -
  Change in short-term investments...................     (9,806)      4,178
       Net cash used in investing
         activities..................................    (14,283)     (1,996)

Cash Flows from Financing Activities:
  Borrowings under short-term financing
    arrangements, net                                      1,643       1,695
  Proceeds from issuance of common stock, net of
    issuance costs...................................      5,987         539
  Purchase of treasury stock.........................          -      (7,111)
       Net cash provided by (used in) financing
         activities..................................      7,630      (4,877)

Effect of Exchange Rate Changes on Cash..............       (344)      1,038

     Net change in cash and cash equivalents.........     (4,352)      2,067

     Cash and cash equivalents, beginning of period..     15,188      17,277

     Cash and cash equivalents, end of period........     10,836      19,344
     Short-term investments..........................     78,652      63,960
Cash and short-term investments, end of period.......  $  89,488   $  83,304

                                   (Continued)

                           CONTROL DATA SYSTEMS, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
                             (Dollars in thousands)

                                                           Six Months Ended
                                                         June 30,    June 30,
                                                           1996        1995
Net Change in Working Capital Items:
  Trade and other receivables........................  $   4,128   $   4,952
  Inventories........................................         17         435
  Prepaid expenses and other current assets..........      1,246         782
  Accounts payable...................................     (4,622)      8,562
  Customer advances and deferred income..............       (684)     (8,763)
  Accrued taxes......................................     (1,611)      4,203
  Accrued salaries and wages.........................       (300)        179
  Other accrued expenses.............................      1,974      (3,606)

   Net change in working capital items...............  $     148   $   6,744


Supplemental Disclosures of Cash Flow Information:
  Cash paid (received) during the period for:
    Interest paid....................................  $     153   $     731
    Income taxes paid................................      1,741         569
    Income taxes refunded............................       (883)     (6,580)

The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  JUNE 30, 1996

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

2. STOCKHOLDERS' EQUITY


Common Stock, Additional Paid-In Capital, Retained Earnings, and Other

                                                   Shares                    Additional
                                       Outstand-  Treasury          Common     Paid-In   Retained
(Dollars and shares in thousands)         ing       Stock   Issued  Stock      Capital   Earnings    Other*      Total
Balance at December 31, 1995.........   13,065      1,185   14,250  $ 143    $ 164,247  $ (62,373) $ (18,519)  $  83,498

 Issuance of common stock under the
  Employee Stock Purchase Plan.......        8          -        8      -           83          -          -          83
 Exercises of stock options..........      161          -      161      1        1,195          -          -       1,196
 Foreign currency translation
  adjustment.........................        -          -        -      -            -          -       (261)       (261)
 Restricted stock award..............        -          -        -      -            -          -         27          27
 Change in unrealized gains
   on investments....................        -          -        -      -            -          -         27          27
 Issuance of treasury stock..........       77        (77)       -      -          889          -        461       1,350
 Net earnings........................        -          -        -      -            -      2,878          -       2,878

Balance at March 31, 1996............   13,311      1,108   14,419    144      166,414    (59,495)   (18,265)     88,798

 Issuance of common stock under the
  Employee Stock Purchase Plan.......        7          -        7      -          117          -          -         117
 Exercises of stock options..........       86          -       86      -          732          -          -         732
 Exercises of stock warrants.........      300          -      300      4        3,855          -          -       3,859
 Foreign currency translation
  adjustment.........................        -          -        -      -            -          -       (400)       (400)
 Restricted stock award..............        -          -        -      -            -          -         26          26
 Change in unrealized gains
   on investments....................        -          -        -      -            -          -         31          31
 Net earnings........................        -          -        -      -            -      3,654          -       3,654

Balance at June 30, 1996.............   13,704      1,108   14,812  $ 148    $ 171,118  $ (55,841) $ (18,608)  $  96,817

                           CONTROL DATA SYSTEMS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
                                  JUNE 30, 1996

2. STOCKHOLDERS' EQUITY (Continued)

Common Stock, Additional Paid-In Capital, Retained Earnings, and
Other (Continued)


*Other Stockholders' Equity Items

                                          Minimum     Foreign        Unearned
                                          Pension    Currency     Compensation-  Unrealized
                                         Liability  Translation     Restricted    Gains on     Treasury
                                        Adjustment  Adjustment        Stock      Investments     Stock     Total
Balance at December 31, 1995......... $   (11,854) $        659  $        (213) $         -  $  (7,111) $ (18,519)

Foreign currency translation
  adjustment.........................           -          (261)             -            -          -       (261)
Restricted stock award...............           -             -             27            -          -         27
Change in unrealized gains
   on investments....................           -             -              -           27          -         27
Issuance of treasury stock...........           -             -              -            -        461        461

Balance at March 31, 1996............     (11,854)          398           (186)          27     (6,650)   (18,265)

Foreign currency translation
  adjustment.........................           -          (400)             -            -          -       (400)
Restricted stock award...............           -             -             26            -          -         26
Change in unrealized gains
   on investments....................           -             -              -           31          -         31

Balance at June 30, 1996............. $   (11,854) $         (2) $        (160) $        58  $  (6,650) $ (18,608)

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

                           CONTROL DATA SYSTEMS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
                                  JUNE 30, 1996

4. RESTRUCTURING RESERVES, CURRENT AND NONCURRENT

   Over the past several years the Company has been transitioning from a developer and manufacturer of proprietary mainframe computer systems to a software and services provider focused on enterprise integration and product design and information services.

    Cash outlays for restructuring activities in the second quarter 1996 consisted primarily of $2.1 million for severance costs, which includes the reduction of the worldwide workforce by approximately 34 individuals, and $1.0 million for lease and other facility obligations related to commitments under leases throughout the United States and Europe. Other cash outlays in the second quarter 1996 accounted for $1.1 million consisting of $0.8 million for litigation matters, and other less significant items. Cash outlays for the first six months of 1996 totaled $7.0 million, consisting primarily of $4.0 million for severance costs, which includes the reduction of the worldwide workforce by approximately 51 individuals, $1.8 million for lease and other facility obligations related to commitments under leases throughout the United States and Europe, and other charges of $1.1 million primarily for litigation matters. Noncash activity was associated with the sale of operations in Denmark to AmeriData and includes the write-off of net book value of approximately $0.8 million. For additional information regarding this divestiture, see note 3 and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following table represents the Company's restructuring activities for the first half of 1996:


                                                Asset          Lease       Foreign
                                             Revaluations    and Other    Currency
                                  Severance      and          Facility   Translation
(Dollars in thousands)              Costs     Write-offs    Obligations  Adjustment     Other     Total

Balance at December 31, 1995..  $   15,400   $         -   $     3,131  $         -  $   4,585  $  23,116

 Noncash items................           -          (854)            -         (276)       (42)    (1,172)
 Reclassifications
  and transfers, net..........         (75)          834           (94)           -       (365)       300
 Translation..................        (224)           20           (51)         276        (21)         -
 Cash payments................      (1,870)            -          (812)           -       (196)    (2,878)

Balance at March 31, 1996.....      13,231             -         2,174            -      3,961     19,366

 Noncash items................           -           (35)            -         (154)        13       (176)
 Reclassifications
  and transfers, net..........        (235)           35            76            -        124          -
 Translation..................        (127)            -           (17)         154        (10)         -
 Cash payments................      (2,086)            -          (956)           -     (1,067)    (4,109)

Balance at June 30, 1996......  $   10,783   $         -   $     1,277  $         -  $   3,021  $  15,081

    Future cash outlays for the remaining restructuring reserve of $15.1 million at June 30, 1996 are anticipated to be $8.7 million for the remainder of 1996 and $6.4 million for 1997.

                           CONTROL DATA SYSTEMS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
                                  JUNE 30, 1996

5. INVESTMENT IN METAPHASE TECHNOLOGY, INC.

   In 1992, the Company and Structural Dynamics Research Corporation established a joint venture company, Metaphase Technology, Inc. ("Metaphase"), to develop and market product data management software worldwide. The Company owns 50% of Metaphase and accounts for this investment on the equity basis. Following are condensed financial data for Metaphase for the periods indicated:

                                  Three Months Ended               Six Months Ended
                                June 30,       June 30,          June 30,      June 30,
(Dollars in thousands)            1996           1995              1996          1995
Net sales..................  $    2,567     $    2,636        $    6,719      $  4,449
Loss before
  income taxes.............      (1,188)        (1,325)             (513)       (1,556)
Net loss...................      (1,176)        (1,337)             (501)       (1,568)

                                June 30,     December 31,
                                  1996           1995

Current assets.............  $    2,868     $    3,304
Noncurrent assets..........         955            825
Current liabilities........       5,006          4,811
Noncurrent liabilities.....       3,530          3,530

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

Revenues by Category

                               Three Months Ended                    Six Months Ended
                              June 30,    June 30,                 June 30,    June 30,
                                1996        1995      Change         1996        1995      Change
Software and services....   $   42.9    $   46.9        (8.5) %  $   82.8    $   86.4        (4.2) %
Maintenance and support..       14.2        20.5       (30.7) %      29.1        40.8       (28.7) %
Hardware products........       18.4        61.7       (70.2) %      41.9       132.0       (68.3) %
   Total revenues........   $   75.5    $  129.1       (41.5) %  $  153.8    $  259.2       (40.7) %

Revenues by Geography

                               Three Months Ended                    Six Months Ended
                              June 30,    June 30,                 June 30,    June 30,
                                1996        1995      Change         1996        1995      Change
Americas.................   $   33.3    $   43.7       (23.8) %  $   69.6    $   93.5       (25.6) %
Europe...................       26.3        70.0       (62.4) %      56.8       139.8       (59.4) %
Asia.....................       15.9        15.4         3.2  %      27.4        25.9         5.8  %
   Total revenues........   $   75.5    $  129.1       (41.5) %  $  153.8    $  259.2       (40.7) %

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

   Revenues for second quarter 1996 of $75.5 million decreased 41.5% from second quarter 1995 revenues of $129.1 million. Revenues for the first six months of 1996 totaled $153.8 million, a decrease of 40.7%
from the $259.2 million of revenues in the first six months of 1995. The revenue decline in the second quarter and the first six months of 1996 was due primarily to decreases in hardware products and maintenance support sales, resulting in part from the AmeriData Divestitures. The majority of the decrease in hardware products and maintenance and support sales was attributable to lower revenues in the Americas and Europe, offset by an increase in revenues in Asia. The maintenance and support revenues decline is also due to the decrease in the number of proprietary systems under maintenance contracts.

   On a pro forma basis, revenues in the second quarter of 1996 of $75.5 million decreased 5.5% from 1995 second quarter revenues of $79.9 million. Revenues for the first six months of 1996 of $153.8 million increased 1.0% from 1995 revenues for the comparable six month period of $152.2 million. The revenue increase was due to an increase in software and services, offset in part by a decline in maintenance and support and hardware product sales. The increase in software and services and the decrease in hardware product and maintenance and support sales reflects the Company's continuing emphasis on software and services sales related to its target markets of electronic commerce and PDM/CAD.

Cost of Revenues and Gross Profit

                                 Three Months Ended                        Six Months Ended
                              June 30,       June 30,                  June 30,       June 30,
                                1996           1995       Change         1996           1995       Change
Cost of revenues........    $   49.2       $   96.5        (49.0) %  $  101.8       $  193.0        (47.3) %
Percentage of revenues..        65.2 %         74.7 %                    66.2  %        74.5 %
Gross profit............    $   26.3       $   32.6        (19.3) %  $   52.0       $   66.2        (21.5) %
Percentage of revenues..        34.8 %         25.3 %                    33.8  %        25.5 %

   Cost of revenues for second quarter 1996 decreased by 49.0% over the comparable period in 1995. Cost of revenues for the first six months of 1996 decreased by 47.3% compared to the same period in 1995. Gross profit margins for second quarter 1996 decreased by 19.3% as compared to the second quarter 1995. Gross profit margins for the first six months of 1996 decreased by 21.5% as compared to the same period in 1995. The primary factor contributing to the cost of revenues and gross profit margins  decreases  was  the  decline in total  revenues,  primarily  in hardware products and maintenance and support sales. Gross profit margins increased to 34.9% in second quarter 1996 from 25.3% in second quarter 1995. Gross profit margins increased to 33.8% for the first six months of 1996 from 25.5% in the comparable period in 1995. The increases in gross margins primarily reflect the exclusion of lower profit margin hardware product sales associated with the AmeriData Divestitures. On a pro forma basis, gross profit margins increased to 34.9% in second quarter 1996 from 31.0% in the comparable period in 1995. Gross profit margins increased to 33.8% for the first six months of 1996 from 31.3% for the comparable six month period of 1995.

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                              (Dollars in millions)

Operating Expenses

                                 Three Months Ended                        Six Months Ended
                              June 30,       June 30,                  June 30,       June 30,
                                1996           1995       Change         1996           1995       Change
Selling, general and
  administrative........    $   21.7       $   30.3        (28.4) %  $   43.1       $   60.5        (28.8) %
Percentage of revenues..        28.7 %         23.5 %                    28.0  %        23.3 %
Technical...............    $    3.1       $    2.2         40.9  %  $    6.4       $    4.5         42.2  %
Percentage of revenues..         4.1 %          1.7 %                     4.2  %         1.7 %

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

Nonoperating Income

                                 Three Months Ended                        Six Months Ended
                              June 30,       June 30,                  June 30,       June 30,
                                1996           1995       Change         1996           1995       Change
Nonoperating income....     $    2.5       $    2.4          4.2 %   $    4.8       $    4.2         14.3 %
Percentage of revenues.          3.3 %          1.9 %                     3.1 %          1.6 %

Interest expense. Interest expense decreased in second quarter and the first six months of 1996 from the same periods in 1995 primarily as a result of lower average daily short-term borrowings due in part to the AmeriData Divestitures.

Interest income. Interest income decreased in second quarter and the first six months of 1996 versus the comparable periods in 1995 due to lower average interest rate yields.

Other income, net. Other income increased by $0.1 million and $0.6 million, respectively, in the second quarter 1996 and the first six months of 1996 versus the comparable periods in 1995. The increase in the first six months of 1996 is attributable to a favorable foreign currency exchange gain of $1.2 million in the first six months of 1996 versus a $0.2 million gain in the comparable period in 1995, and a gain of $0.4 million in 1995 for the sale of land versus none in the comparable period in 1996.

Provision for Income Taxes

                                   Three Months Ended                Six Months Ended
                                June 30,       June 30,          June 30,       June 30,
                                  1996           1995              1996           1995
Provision for Income Taxes..  $    0.4       $    0.2          $    0.8       $    0.9
Percentage of revenues......       0.5 %          0.2 %             0.5 %          0.3 %

   The provision for income taxes in second quarter and the first six months of 1996 and the comparable periods in 1995 relates primarily to foreign income taxes on the earnings of the Company's foreign subsidiaries and foreign withholding taxes on certain United States income.

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                              (Dollars in millions)

Net Earnings and Earnings Per Share

                                      Three Months Ended                Six Months Ended
(Earnings per share in dollars)    June 30,       June 30,          June 30,       June 30,
                                     1996           1995              1996           1995
Net earnings................     $    3.6       $    2.3          $    6.5       $    4.5
Percentage of revenues......          4.8 %          1.8 %             4.2 %          1.7 %
Earnings per share:
 Primary....................     $   0.25       $   0.18          $   0.45       $   0.35
 Fully diluted..............     $   0.25       $   0.17          $   0.45       $   0.34

   Net earnings for second quarter and the first six months of 1996 increased by $1.3 million and $2.0 million, respectively, from the comparable periods in 1995. The earnings increase is primarily attributable to lower operating expenses, higher nonoperating income, and a lower provision for income taxes. Also contributing to higher earnings in second quarter and the first six months of 1996 versus the comparable periods of 1995 is the exclusion of lower profit margin hardware product sales, operating expenses, and interest expenses associated with the operations sold in the AmeriData Divestitures. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

Cost of revenues. The Company's cost of revenues as a percentage of total revenues decreased in the second quarter and first six months of 1996 from the comparable periods in 1995. Gross profit margins as a percentage of total revenues increased in the second quarter and first six months of 1996 from the comparable periods in 1995. Cost of revenues as a percentage of revenues is expected to decline in 1996 and gross margins as a percentage of revenues are expected to increase in 1996 due in part to the divestitures of certain international operations, whose revenue mix primarily consisted of lower profit margin hardware products. Due to varying gross profit margins of different types of product sales and varying gross profit margins of specific large projects quarter to quarter, total gross profit margins in 1996 could be volatile.

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                              (Dollars in millions)

Selling, general and administrative expenses. SG&A expenses declined in the second quarter and first six months of 1996 from the comparable periods in 1995 due primarily to restructuring actions taken and the divestitures of certain international operations. SG&A expenses are expected to decrease in 1996 from 1995. However, on a pro forma basis, SG&A expenses will likely increase in 1996 as the Company expands its sales activities related to its PDM/CAD and electronic commerce businesses.

Technical expenses. Technical spending increased in the second quarter and first six months of 1996 versus the comparable periods in 1995. This increase is primarily attributable to higher spending on electronic commerce products and services. Technical spending is expected to increase in 1996 from 1995 due primarily to higher spending on electronic commerce products and services, one of the Company's targeted markets.

Income tax rate. In total, the Company has $106.3 million of gross deferred tax assets at December 31, 1995 which can be used to offset taxes on future earnings. While the Company maintains significant operations outside the United States, a number of these operations also have deferred tax assets as of December 31, 1995 resulting from lower than expected 1994 earnings, caused in part by the worldwide restructuring activity. In the long term this will significantly reduce the Company's tax expense. However, given the wide geographical dispersion of the Company's operations the overall effective tax rate will be volatile. The gross deferred tax assets of $106.3 million at December 31, 1995 decreased by $8.4 million in the first quarter of 1996 due to the sale of Denmark operations to AmeriData.

Foreign exchange. A large percentage of the Company's revenues, costs, and expenses are transacted in currencies other than the U.S. dollar. As a result, the Company's financial results are subject to foreign exchange rate fluctuations.

Other.   See Notes to Consolidated Financial Statements regarding  other factors concerning the Company.

Financial condition

   The Company's cash and short-term investments totaled $89.5 million at June 30, 1996 representing 40.2% of total assets. Total cash and short-term investment balances increased by $5.5 million from the corresponding December 31, 1995 balances. The primary factors for the increase were positive net cash flow of $6.5 million for net earnings, which reflects earnings after depreciation and amortization of $3.5 million, the issuance of Common Stock of $6.0 million, and an increase in short-term borrowings of $1.6 million, partially offset by restructuring payments of $7.0 million, capital expenditures of $4.5 million, and a foreign currency transaction gain of $1.2 million. The AmeriData Divestitures, through the elimination of certain hardware distribution activities, significantly reduced the Company's investment in inventory and the associated risk of obsolescence associated with that inventory.

   Stockholders' equity increased by $13.3 million in the first six months of 1996. The increase is primarily due to net earnings of $6.5 million, the issuance of Common Stock and treasury stock of $6.0 million and $1.4 million, respectively, offset in part by a foreign currency translation adjustment of $0.7 million.

   As of June 30, 1996, the Company has available up to $16.1 million in credit facilities in certain international subsidiaries (primarily short-term notes and overdraft facilities under bank lines of credit), as well as a domestic credit arrangement which provides up to $10.0 million in unsecured short-term credit.

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                              (Dollars in millions)

   The Company has $15.1 million of restructure obligations as of June 30, 1996, $8.7 million of which are expected to be cash outlays for the remainder of 1996, primarily for severance costs, lease and other obligations related to excess facilities, and litigation costs. Restructuring payments will extend into 1997 to satisfy various long-term real estate obligations and severance issues. The Company believes that it can finance this cash requirement through a combination of existing cash reserves, cash flow from operations, asset sales, and its borrowing capacity. To the extent it may be necessary to supplement these sources of cash, the Company could seek financing from strategic investors and through future debt or equity financing in the public or private markets. The ability of the Company to borrow money or to sell debt or equity securities will depend on its results of operations, financial condition, and business prospects, as well as conditions then prevailing in the computer industry and the relevant capital markets.

   Except for the historical information contained within the Management's Discussion and Analysis of Financial Condition and Results of Operations, the accompanying consolidated financial statements, and the Notes to Consolidated Financial Statements, the matters reflected in this quarterly report as expectations, plans, future estimates and the like are forward looking statements that involve risks and uncertainties including: business conditions and growth in the general economy and electronic messaging market; volatility in gross margins as the Company's revenues and product mix change; additional restructuring actions or charges as the Company continues to evolve in its rapidly changing industry; competitive factors, such as alternative messaging, PDM and CAD products and price pressures; availability of skilled personnel in various geographic areas; acceptance of the outsourcing of corporate messaging infrastructures; the success of the Company's business partners in sales and marketing activities; and other factors discussed herein.

   The following tables represent pro forma results for the second quarter and first six months of 1996 and 1995. The 1995 second quarter and first six months pro forma results are based on the elimination of certain international operations, sold to AmeriData, located in Austria, Canada, Greece, Mexico, Norway, Portugal, and United Kingdom, and for the period following February 28, 1995, Denmark. The business type information is presented based on the 1996 organization structure of the Company. Certain 1995 revenues and costs have been reclassified to conform to the 1996 structure (unaudited).

1996/1995 Pro Forma Revenues and Gross Profits for 2nd Quarter


(Dollars in thousands)         1996       Pro Forma             1995
                            2nd Quarter   Percentage         2nd Quarter
REVENUES                    As Reported     Change     As Reported    Pro Forma
Software and services.... $      42,908      11.6  %  $     46,938  $   38,437
Maintenance and support..        14,208      (8.5) %        20,506      15,527
Hardware products........        18,415     (29.0) %        61,644      25,925
    Total revenues....... $      75,531      (5.5) %  $    129,088  $   79,889

Gross profit............. $      25,666       6.4  %  $     32,605  $   24,787

REVENUE DISTRIBUTION

Software and services....         56.8%                      36.4%       48.1%
Maintenance and support..         18.8%                      15.9%       19.4%
Hardware products........         24.4%                      47.7%       32.5%
    Total revenues.......        100.0%                     100.0%      100.0%

Gross profit.............         34.9%                      25.3%       31.0%

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)

1996/1995 Pro Forma Revenues and Gross Profits Year-to-Date


(Dollars in thousands)          1996       Pro Forma              1995
                            Year-to-Date   Percentage         Year-to-Date
REVENUES                    As Reported      Change      As Reported   Pro Forma
Software and services.... $       82,771      21.1  %  $     86,402  $   68,350
Maintenance and support..         29,072      (8.0) %        40,778      31,616
Hardware products........         41,942     (19.8) %       131,972      52,272
    Total revenues....... $      153,785       1.0  %  $    259,152  $  152,238

Gross profit............. $       52,029       9.1  %  $     66,202  $   47,693

REVENUE DISTRIBUTION

Software and services....          53.8%                      33.4%       44.9%
Maintenance and support..          18.9%                      15.7%       20.8%
Hardware products........          27.3%                      50.9%       34.3%
    Total revenues.......         100.0%                     100.0%      100.0%

Gross profit.............          33.8%                      25.5%       31.3%


1996 2nd Quarter Revenues and Gross Profits by Business Type


(Dollars in thousands)                      Product
                            Enterprise    Design and
                            Integration   Information   Technical
REVENUES                     Services      Services     Services     Total
Software and services.... $      28,742 $      10,461 $     3,705 $   42,908
Maintenance and support..             -             -      14,208     14,208
Hardware products........        12,325         5,830         260     18,415
    Total revenues....... $      41,067 $      16,291 $    18,173 $   75,531

Gross profit.............         29.3%         44.3%       39.3%      34.9%

1995 2nd Quarter Pro Forma Revenues and Gross Profits by Business Type


(Dollars in thousands)                      Product
                            Enterprise    Design and
                            Integration   Information   Technical
REVENUES                     Services      Services     Services     Total
Software and services.... $      21,908 $       9,767 $     6,762 $   38,437
Maintenance and support..             -             -      15,527     15,527
Hardware products........        18,615         6,588         722     25,925
    Total revenues....... $      40,523 $      16,355 $    23,011 $   79,889

Gross profit.............         22.2%         48.3%       34.4%      31.0%

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)

1996 Year-to-Date Revenues and Gross Profits by Business Type


(Dollars in thousands)                      Product
                            Enterprise    Design and
                            Integration   Information   Technical
REVENUES                     Services      Services     Services     Total
Software and services.... $      49,730 $      25,451 $     7,590 $   82,771
Maintenance and support..             -             -      29,072     29,072
Hardware products........        28,867        11,412       1,663     41,942
    Total revenues....... $      78,597 $      36,863 $    38,325 $  153,785

Gross profit.............         26.6%         45.1%       37.9%      33.8%

1995 Year-to-Date Pro Forma Revenues and Gross Profits by Business Type


(Dollars in thousands)                      Product
                            Enterprise    Design and
                            Integration   Information   Technical
REVENUES                     Services      Services     Services     Total
Software and services.... $      40,358 $      17,476 $    10,516 $   68,350
Maintenance and support..             -             -      31,616     31,616
Hardware products........        38,312        12,605       1,355     52,272
    Total revenues....... $      78,670 $      30,081 $    43,487 $  152,238

Gross profit.............         23.9%         46.3%       34.5%      31.3%

                                     PART II

                                OTHER INFORMATION

ITEM 4  Submission of Matters to a Vote of Security Holders

        (a) The Annual Meeting of the Registrant's stockholders was held on May 15, 1996.

        (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Registrant to serve until the next annual meeting of stockholders and until their successors shall have been duly elected and qualified:


         Nominee           Number of Votes For  Number of Votes Withheld
        W. Donald Bell         11,430,024               608,251
        Grant A. Dove          11,428,560               609,715
        Marcelo A. Gumucio     11,429,276               608,999
        W. Douglas Hajjar      11,431,843               606,432
        Keith A. Libbey        11,306,153               732,122
        James E. Ousley        11,430,564               607,711

        (c) At the Annual Meeting, the stockholders approved the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the current fiscal year by a vote of 11,969,607 For, 55,791 Against, 12,877 Abstentions and no broker nonvotes.

        (d) At the Annual Meeting, the stockholders approved the amendments to the 1992 Equity Incentive Plan increasing the number of shares reserved, authorizing additional payment methods upon option exercise, and clarifying provisions protecting participants upon certain corporate transactions by a vote of 8,782,209 For, 3,184,347 Against, 48,681 Abstentions and no broker nonvotes.

ITEM 6  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             10.1  The Registrant's 1992 Equity Incentive Plan
                   (as amended through May 15, 1996)

             11    Computation of Earnings per Common Share

             27    Financial Data Schedule

        (b)  Reports on Form 8-K

             None.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   CONTROL DATA SYSTEMS, INC.
                                           Registrant

Date:  August 9, 1996          /s/ J. F. KILLORAN
                                   J. F. Killoran
                          Vice President and Chief Financial Officer
                                (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBITS FILED AS ITEM 6 TO THE QUARTERLY REPORT OF CONTROL DATA SYSTEMS, INC. ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996.

(10.1) The Registrant's 1992 Equity Incentive Plan (as amended through May 15, 1996)

(11)    Computation of Earnings Per Common Share

(27)    Financial Data Schedule