Form 10-Q
period 1996-09-30
CONTROL DATA SYSTEMS INC
filed 1996-11-13
CIK 887309

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 13,681,943 shares of Common Stock, $0.01 par value per share, as of November 4, 1996.

                           CONTROL DATA SYSTEMS, INC.
                                    FORM 10-Q
                               September 30, 1996

                                      INDEX
                                                                Page

Part I - Financial Information:

Consolidated Statements of Operations -
  Nine months ended September 30, 1996 and
  September 30, 1995 .................................             2

Consolidated Balance Sheets -
  September 30, 1996 and December 31, 1995 ...........             3

Consolidated Statements of Cash Flows -
  Nine months ended September 30, 1996 and
  September 30, 1995 .................................             4

Notes to Consolidated Financial Statements ...........             6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations ................            10

Part II - Other Information ..........................            18

Signature ............................................            19

Exhibit Index ........................................            20

                                     PART 1

                              FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           CONTROL DATA SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (Dollars in thousands, except per share data)

                                       Three Months Ended            Nine Months Ended
                                  September 30,  September 30,  September 30,  September 30,
                                      1996           1995           1996           1995
REVENUES:
 Net sales and rentals............. $ 30,358        $ 55,191        $ 96,581       $211,740
 Services..........................   41,702          50,049         129,264        152,652
  Total revenues...................   72,060         105,240         225,845        364,392
COST OF REVENUES:
 Net sales and rentals.............   15,266          37,163          52,070        150,996
 Services..........................   30,672          38,915          95,624        118,032
  Total cost of revenues...........   45,938          76,078         147,694        269,028
  Gross profit.....................   26,122          29,162          78,151         95,364
OPERATING EXPENSES:
 Selling, general and
  administrative...................   21,986          28,261          65,070         88,819
 Technical.........................    3,247           2,445           9,681          6,920
  Total operating expenses.........   25,233          30,706          74,751         95,739
  Earnings (loss) from operations..      889          (1,544)          3,400           (375)
OTHER INCOME (EXPENSES):
 Interest expense..................      (26)           (236)           (178)          (963)
 Interest income...................    1,300           1,263           3,738          4,241
 Other income, net.................    1,061           1,449           3,596          3,389
  Total other income, net..........    2,335           2,476           7,156          6,667
  Earnings before income taxes.....    3,224             932          10,556          6,292
PROVISION FOR INCOME TAXES.........      300             300           1,100          1,200
  Net earnings..................... $  2,924        $    632        $  9,456       $  5,092
Primary earnings per common share
  and common share equivalents..... $   0.20        $   0.05        $   0.65       $   0.40

Fully diluted earnings per common
  share and common share
  equivalents...................... $   0.20        $   0.05        $   0.65       $   0.37

Weighted average common shares
  outstanding (in thousands):
  Primary..........................   14,586          13,064          14,488         12,897
  Fully diluted....................   14,739          13,487          14,593         13,627

The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                     ASSETS
                                                 September 30,    December 31,
                                                     1996             1995
                                                  (Unaudited)
Current assets:
  Cash and short-term investments...............  $  88,728       $  84,034
  Trade and other receivables...................     71,967          85,235
  Inventories...................................     16,382          19,381
  Prepaid expenses and other current assets.....      4,321           5,893
    Total current assets........................    181,398         194,543
Investments and advances........................         50             138
Property and equipment, net.....................     17,917          16,788
Leased and data center equipment, net...........        508             693
Noncurrent trade and other receivables..........      4,561           5,187
Other noncurrent assets.........................     10,569          10,136
    Total assets................................  $ 215,003       $ 227,485

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.................................  $     427       $     686
  Accounts payable..............................     10,706          19,934
  Customer advances and deferred income.........      6,908           7,707
  Accrued taxes.................................      4,858           5,883
  Accrued salaries and wages....................     12,526          12,700
  Restructure reserves, current portion.........      9,183          16,704
  Other accrued expenses........................     30,419          32,214
    Total current liabilities...................     75,027          95,828
Deferred income taxes...........................        692             452
Restructure reserves, less current portion......      4,184           6,412
Pension liabilities.............................     34,519          38,944
Other noncurrent liabilities....................      2,364           2,351
    Total liabilities...........................    116,786         143,987

Stockholders' equity:
  Preferred stock, par value $.01 per share,
    authorized 5,000,000 shares; none issued
    and outstanding.............................          -               -
  Common stock, par value $.01 per share,
    authorized 50,000,000 shares; issued
    14,843,050 and 14,249,986 shares
    as of September 30, 1996 and December 31,
    1995, respectively..........................        148             143
  Additional paid-in capital....................    171,435         164,247
  Retained earnings.............................    (52,917)        (62,373)
  Minimum pension liability adjustment..........    (11,854)        (11,854)
  Foreign currency translation adjustment.......       (354)            659
  Unearned compensation - restricted stock......       (134)           (213)
  Unrealized gains on investments...............         30               -
  Treasury stock, at cost (1,188,390 and
    1,185,224 shares as of September 30, 1996
    and December 31, 1995, respectively)........     (8,137)         (7,111)
    Total stockholders' equity..................     98,217          83,498
    Total liabilities and stockholders' equity..  $ 215,003       $ 227,485

The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                         Nine Months Ended
                                                    September 30,  September 30,
                                                        1996           1995
Cash Flows from Operating Activities:
  Net earnings ...................................... $  9,456       $  5,092
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation...................................    5,429          8,626
      Amortization...................................      266          1,014
      Foreign currency transaction gain..............   (1,527)          (524)
      Equity in losses (gains) of affiliates.........      251           (832)
      Restructure reserves utilized..................   (8,638)       (17,380)
      Loss (gain) on sale of marketable securities
        and other assets.............................      249           (336)
      Net change in working capital items............    4,508          4,444
      Net change in noncurrent trade receivables.....      497          2,833
      Net change in other noncurrent assets..........     (881)        (1,904)
      Other..........................................   (1,667)           132
       Net cash provided by operating
         activities..................................    7,943          1,165

Cash Flows from Investing Activities:
  Expended for property and equipment................   (7,275)        (7,601)
  Expended for leased and data center equipment......     (327)        (1,485)
  Investment in affiliates...........................       82              -
  Proceeds from sales of property and equipment......       68            677
  Acquisitions of businesses, net of cash provided...        -           (546)
  Divestitures of businesses, net of cash given......        9          8,139
  Change in short-term investments...................   (5,024)         1,726
       Net cash (used in) provided by investing
         activities..................................  (12,467)           910

Cash Flows from Financing Activities:
  (Repayments) borrowings under short-term financing
    arrangements, net................................     (222)         3,389
  Proceeds from issuance of common stock, net of
    issuance costs...................................    6,304          1,020
  Purchase of treasury stock.........................   (1,487)        (7,111)
       Net cash provided by (used in) financing
         activities..................................    4,595         (2,702)

Effect of Exchange Rate Changes on Cash..............     (401)           580

     Net change in cash and cash equivalents.........     (330)           (47)

     Cash and cash equivalents, beginning of period..   15,188         17,277

     Cash and cash equivalents, end of period........   14,858         17,230
     Short-term investments..........................   73,870         66,412
Cash and short-term investments, end of period....... $ 88,728       $ 83,642

                                   (Continued)

                           CONTROL DATA SYSTEMS, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
                             (Dollars in thousands)

                                                         Nine Months Ended
                                                    September 30,  September 30,
                                                        1996           1995
Net Change in Working Capital Items:
  Trade and other receivables........................ $  9,673       $  9,695
  Inventories........................................    2,051          3,011
  Prepaid expenses and other current assets..........    1,196           (213)
  Accounts payable...................................   (8,051)         3,759
  Customer advances and deferred income..............     (354)       (11,064)
  Accrued taxes......................................     (817)         4,995
  Accrued salaries and wages.........................      730           (295)
  Other accrued expenses.............................       80         (5,444)

   Net change in working capital items............... $  4,508       $  4,444


Supplemental Disclosures of Cash Flow Information:
  Cash paid (received) during the period for:
    Interest paid.................................... $    182       $    968
    Income taxes paid................................    2,761            779
    Income taxes refunded............................   (1,211)        (7,708)

The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               SEPTEMBER 30, 1996

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

2. STOCKHOLDERS' EQUITY


Common Stock, Additional Paid-In Capital, Retained Earnings, and Other

                                               Shares                 Additional
                                    Outstand- Treasury        Common   Paid-In     Retained
(Dollars and shares in thousands)      ing     Stock   Issued  Stock   Capital     Earnings    Other*    Total

Balance at December 31, 1995.......  13,065     1,185  14,250  $ 143  $ 164,247 $ (62,373) $ (18,519)  $ 83,498

 Issuance of common stock under the
  Employee Stock Purchase Plan.....       8         -       8      -         83         -          -         83
 Exercises of stock options........     161         -     161      1      1,195         -          -      1,196
 Foreign currency translation
  adjustment.......................       -         -       -      -          -         -       (261)      (261)
 Restricted stock award............       -         -       -      -          -         -         27         27
 Change in unrealized gains
  on investments...................       -         -       -      -          -         -         27         27
 Issuance of treasury stock........      77       (77)      -      -        889         -        461      1,350
 Net earnings......................       -         -       -      -          -     2,878          -      2,878

Balance at March 31, 1996..........  13,311     1,108  14,419    144    166,414   (59,495)   (18,265)    88,798

 Issuance of common stock under the
  Employee Stock Purchase Plan.....       7         -       7      -        117         -          -        117
 Exercises of stock options........      86         -      86      -        732         -          -        732
 Exercises of stock warrants.......     300         -     300      4      3,855         -          -      3,859
 Foreign currency translation
  adjustment.......................       -         -       -      -          -         -       (400)      (400)
 Restricted stock award............       -         -       -      -          -         -         26         26
 Change in unrealized gains
  on investments...................       -         -       -      -          -         -         31         31
 Net earnings......................       -         -       -      -          -     3,654          -      3,654

Balance at June 30, 1996...........  13,704     1,108  14,812    148    171,118   (55,841)   (18,608)    96,817

 Issuance of common stock under the
  Employee Stock Purchase Plan.....       6         -       6      -        111         -          -        111
 Exercises of stock options........      25         -      25      -        206         -          -        206
 Foreign currency translation
  adjustment.......................       -         -       -      -          -         -       (352)      (352)
 Restricted stock award............       -         -       -      -          -         -         26         26
 Change in unrealized gains
  on investments...................       -         -       -      -          -         -        (28)       (28)
 Purchase of treasury stock........     (80)       80       -      -          -         -     (1,487)    (1,487)
 Net earnings......................       -         -       -      -          -     2,924          -      2,924

Balance at September 30, 1996......  13,655     1,188  14,843  $ 148  $ 171,435 $ (52,917) $ (20,449)  $ 98,217

                           CONTROL DATA SYSTEMS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
                               SEPTEMBER 30, 1996

2.   STOCKHOLDERS' EQUITY (Continued)

Common  Stock, Additional Paid-In Capital, Retained Earnings, and  Other
(Continued)


*Other Stockholders' Equity Items

                                        Minimum     Foreign        Unearned
                                        Pension    Currency     Compensation-  Unrealized
                                       Liability  Translation     Restricted    Gains on     Treasury
(Dollars in thousands)                Adjustment  Adjustment        Stock      Investments     Stock        Total
Balance at December 31, 1995....... $ (11,854)    $  659        $ (213)          $    -     $  (7,111)  $ (18,519)

Foreign currency translation
  adjustment.......................         -       (261)            -                -             -        (261)
Restricted stock award.............         -          -            27                -             -          27
Change in unrealized gains
  on investments...................         -          -             -               27             -          27
Issuance of treasury stock.........         -          -             -                -           461         461

Balance at March 31, 1996..........   (11,854)       398          (186)              27        (6,650)    (18,265)

Foreign currency translation
  adjustment.......................         -       (400)            -                -             -        (400)
Restricted stock award.............         -          -            26                -             -          26
Change in unrealized gains
  on investments...................         -          -             -               31             -          31

Balance at June 30, 1996...........   (11,854)        (2)         (160)              58        (6,650)    (18,608)

Foreign currency translation
  adjustment.......................         -       (352)            -                -             -        (352)
Restricted stock award.............         -          -            26                -             -          26
Change in unrealized gains
  on investments...................         -          -             -              (28)            -         (28)
Purchase of treasury stock.........         -          -             -                -        (1,487)     (1,487)

Balance at September 30, 1996...... $ (11,854)    $ (354)       $ (134)          $   30      $ (8,137)  $ (20,449)

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

                           CONTROL DATA SYSTEMS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
                               SEPTEMBER 30, 1996

4. RESTRUCTURING RESERVES, CURRENT AND NONCURRENT

   Over the past several years the Company has been transitioning from a developer and manufacturer of proprietary mainframe computer systems to a software and services provider focused on enterprise integration and product design and information services.

    Cash outlays for restructuring activities in the third quarter 1996 consisted primarily of $1.0 million for severance costs, which includes the reduction of the worldwide workforce by approximately 38 individuals, and $0.4 million for lease and other facility obligations related to commitments under leases throughout the United States and Europe. Cash outlays for the first nine months of 1996 totaled $8.6 million, consisting primarily of $5.0 million for severance costs, which includes the reduction of the worldwide workforce by approximately 89 individuals, $2.1 million for lease and other facility obligations related to commitments under leases throughout the United States and Europe, and other payments of $1.5 million primarily for litigation matters. Noncash activity was associated with the sale of operations in Denmark to AmeriData and includes the write-off of net book value of approximately $0.8 million. For additional information regarding this divestiture, see note 3 and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following table represents the Company's restructuring activities for the first nine months of 1996:


                                                Asset         Lease       Foreign
                                             Revaluations   and Other    Currency
                                 Severance      and          Facility   Translation
(Dollars in thousands)             Costs     Write-offs    Obligations  Adjustment     Other    Total

Balance at December 31, 1995...  $ 15,400    $      0        $ 3,131      $     0     $ 4,585    $ 23,116

 Noncash items.................         0        (854)             0         (276)        (42)     (1,172)
 Reclassifications
  and transfers, net...........       (75)        834            (94)           0        (365)        300
 Translation...................      (224)         20            (51)         276         (21)          0
 Cash payments.................    (1,870)          0           (812)           0        (196)     (2,878)

Balance at March 31, 1996......    13,231           0          2,174            0       3,961      19,366

 Noncash items.................         0         (35)             0         (154)         13        (176)
 Reclassifications
  and transfers, net...........      (235)         35             76            0         124           0
 Translation...................      (127)          0            (17)         154         (10)          0
 Cash payments.................    (2,086)          0           (956)           0      (1,067)     (4,109)

Balance at June 30, 1996.......    10,783           0          1,277            0       3,021      15,081

 Noncash items.................         0           0              0          (62)          0         (62)
 Reclassifications
  and transfers, net...........      (114)          0            281            0        (167)          0
 Translation...................       (54)          0             (8)          62           0           0
 Cash payments.................    (1,020)          0           (380)           0        (252)     (1,652)

Balance at September 30, 1996..  $  9,595    $      0        $ 1,170      $     0     $ 2,602    $ 13,367

    Future cash outlays for the remaining restructuring reserve of $13.4 million at September 30, 1996 are anticipated to be $2.5 million for the remainder of 1996 and $10.9 million for 1997.

                           CONTROL DATA SYSTEMS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
                               SEPTEMBER 30, 1996

5. INVESTMENT IN METAPHASE TECHNOLOGY, INC.

    In 1992, the Company and Structural Dynamics Research Corporation ("SDRC") established a joint venture company, Metaphase Technology, Inc. ("Metaphase"), to develop and market product data management software worldwide. The Company owns 50% of Metaphase and accounts for this investment on the equity basis. Following are condensed financial data for Metaphase for the periods indicated:

                             Three Months Ended            Nine Months Ended
                        September 30,  September 30,   September 30,  September 30,
(Dollars in thousands)       1996           1995           1996           1995
Net sales................   $ 2,247        $ 5,649         $ 8,966       $ 10,098
(Loss) earnings before
  income taxes...........    (1,440)         2,534          (1,953)           978
Net (loss) earnings......    (1,440)         2,534          (1,941)           966

                         September 30,  December 31,
                              1996          1995

Current assets...........   $ 1,842        $ 3,304
Noncurrent assets........     1,152            825
Current liabilities......     7,087          4,811
Noncurrent liabilities...     2,060          3,530

      Commencing in June 1996, the Company engaged in formal discussions with SDRC to evaluate alternatives to create greater shareholder value, better customer service and greater employee focus with the Metaphase joint venture. As a result of these discussions, the Company did not anticipate funding Metaphase losses. Accordingly, the Company did not accrue its share of Metaphase losses during the third quarter. In the future, the Company will continue to evaluate its anticipated funding of Metaphase.

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

Revenues by Category

                            Three Months Ended                 Nine Months Ended
                      September 30,  September 30,         September 30,  September 30,
                          1996           1995      Change      1996           1995      Change
Software and services.... $ 41.6        $  43.0     (3.2) %    $ 124.3       $ 129.4     (3.9) %
Maintenance and support..   13.6           18.7    (27.2) %       42.7          59.5    (28.2) %
Hardware products........   16.9           43.5    (61.3) %       58.8         175.5    (66.5) %

   Total revenues........ $ 72.1        $ 105.2    (31.5) %    $ 225.8       $ 364.4    (38.0) %

Revenues by Geography

                          Three Months Ended                     Nine Months Ended
                    September 30,  September 30,           September 30,  September 30,
                        1996           1995      Change       1996           1995       Change
Americas............   $ 37.4         $ 40.7       (8.1) %   $ 106.9         $ 134.2      (20.3) %
Europe..............     24.9           53.5      (53.5) %      81.7           193.3      (57.8) %
Asia................      9.8           11.0      (11.3) %      37.2            36.9        0.8  %

   Total revenues...   $ 72.1        $ 105.2      (31.5) %   $ 225.8         $ 364.4      (38.0) %

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

   Revenues for third quarter 1996 of $72.1 million decreased 31.5% from third quarter 1995 revenues of $105.2 million. Revenues for the first nine months of 1996 totaled $225.8 million, a decrease of 38.0% from the $364.4 million of revenues in the first nine months of 1995. The revenue decline in the third quarter and the first nine months of 1996 was due primarily to decreases in hardware products and maintenance support sales, resulting in part from the AmeriData Divestitures. The majority of the decrease in hardware products and maintenance and support sales was attributable to lower revenues in the Americas and Europe, offset by an increase in revenues in Asia. The maintenance and support revenues decline is also due to the decrease in the number of proprietary systems under maintenance contracts.

    On a pro forma basis, revenues in the third quarter of 1996 of $72.1 million decreased 3.4% from 1995 third quarter revenues of $74.6 million. Revenues for the first nine months of 1996 of $225.8 million decreased 0.4% from 1995 revenues for the comparable nine month period of $226.8 million. The revenue decrease was due to a decline in maintenance and support and hardware product sales, offset in part by an increase in software and services. The increase in software and services and the decrease in hardware product and maintenance and support sales reflects the Company's continuing emphasis on software and services sales related to its target markets of electronic commerce and PDM/CAD.

Cost of Revenues and Gross Profit

                           Three Months Ended                  Nine Months Ended
                      September 30,  September 30,         September 30,  September 30,
                           1996          1995      Change      1996            1995     Change
Cost of revenues........  $ 45.9        $ 76.1      (39.6) %   $ 147.7       $ 269.0     (45.1) %
Percentage of revenues..    63.7 %        72.3 %                  65.4 %        73.8 %
Gross profit............  $ 26.1        $ 29.2      (10.4) %   $  78.2       $  95.4     (18.0) %
Percentage of revenues..    36.3 %        27.7 %                  34.6 %        26.2 %

    Cost of revenues for third quarter 1996 decreased by 39.6% over the comparable period in 1995. Cost of revenues for the first nine months of 1996 decreased by 45.1% compared to the same period in 1995. Gross profit margins for third quarter 1996 decreased by 10.4% as compared to the third quarter 1995. Gross profit margins for the first nine months of 1996 decreased by 18.0% as compared to the same period in 1995. The primary factor contributing to the cost of revenues and gross profit margins  decreases  was  the  decline in total  revenues,  primarily  in hardware products and maintenance and support sales. Gross profit margins increased to 36.3% in third quarter 1996 from 27.7% in third quarter 1995. Gross profit margins increased to 34.6% for the first nine months of 1996 from 26.2% in the comparable period in 1995. The increases in gross margins primarily reflect the exclusion of lower profit margin hardware product sales associated with the

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                              (Dollars in millions)

AmeriData Divestitures. On a pro forma basis, gross profit margins increased to 36.3% in third quarter 1996 from 33.8% in the comparable period in 1995. Gross profit margins increased to 34.6% for the first nine months of 1996 from 32.1% for the comparable nine month period of 1995.

Operating Expenses

                          Three Months Ended                  Nine Months Ended
                      September 30, September 30,        September 30, September 30,
                          1996         1995      Change      1996          1995     Change
Selling, general and
  administrative........ $ 22.0     $ 28.3       (22.2) %   $ 65.1     $ 88.8       (26.7) %
Percentage of revenues..   30.5 %     26.9 %                  28.8 %     24.4 %
Technical............... $  3.2     $  2.4        32.8  %   $  9.7     $  6.9        39.9  %
Percentage of revenues..    4.5 %      2.3 %                   4.3 %      1.9 %

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

Nonoperating Income

                             Three Months Ended                    Nine Months Ended
                        September 30,  September 30,         September 30,  September 30,
                            1996           1995      Change      1996           1995      Change
Nonoperating income....     $ 2.3          $ 2.5      (5.7) %    $ 7.2          $ 6.7       7.3 %
Percentage of revenues.       3.2 %          2.4 %                 3.2 %          1.8 %

Interest expense. Interest expense decreased in third quarter and the first nine months of 1996 from the same periods in 1995 primarily as a result of lower average daily short-term borrowings due in part to the AmeriData Divestitures.

Interest income. Interest income increased slightly in third quarter and decreased in the first nine months of 1996 versus the comparable periods in 1995 due to lower average interest rate yields.

Other income, net. Other income decreased by $0.4 million and increased by $0.2 million, respectively, in the third quarter 1996 and the first nine months of 1996 versus the comparable periods in 1995. The decrease in the third quarter is attributable to an affiliate gain of zero versus a $1.3 million gain in the comparable period in 1995, offset in part by slight increases in rent income and foreign currency exchange. The increase in the first nine months of 1996 is due to a favorable foreign currency exchange gain of $1.5 million in the first nine months of 1996 versus a $0.2 million gain in the comparable period in 1995, an affiliate loss of $0.3 million in the first nine months of 1996 versus an affiliate gain of $0.8 million in the comparable period in 1995, an increase of $0.5 million in rent income in 1996 versus 1995, and a gain of $0.4 million in 1995 for the sale of land versus none in the comparable period in 1996. See note 5 of the Notes to Consolidated Financial Statements for additional information regarding the affiliate transaction.

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                              (Dollars in millions)

Provision for Income Taxes

                              Three Months Ended            Nine Months Ended
                          September 30, September 30,  September 30, September 30,
                              1996          1995           1996          1995
Provision for Income Taxes..    $ 0.3        $ 0.3         $ 1.1         $ 1.2
Percentage of revenues......      0.4 %        0.3 %         0.5 %         0.3 %

    The provision for income taxes in third quarter and the first nine months of 1996 and the comparable periods in 1995 relates primarily to foreign income taxes on the earnings of the Company's foreign subsidiaries and foreign withholding taxes on certain United States income.

Net Earnings and Earnings Per Share

                                      Three Months Ended             Nine Months Ended
(Earnings per share in dollars)  September 30,  September 30,   September 30, September 30,
                                    1996           1995            1996          1995
Net earnings.............          $  2.9         $  0.6          $  9.5        $  5.1
Percentage of revenues...             4.1 %          0.6 %           4.2 %         1.4 %
Earnings per share:
 Primary.................          $ 0.20         $ 0.05          $ 0.65        $ 0.40
 Fully diluted...........          $ 0.20         $ 0.05          $ 0.65        $ 0.37

    Net earnings for third quarter and the first nine months of 1996 increased by $2.3 million and $4.4 million, respectively, from the comparable periods in 1995. The earnings increase is primarily attributable to lower operating expenses, higher nonoperating income, and a lower provision for income taxes. Also contributing to higher earnings in third quarter and the first nine months of 1996 versus the comparable periods of 1995 is the exclusion of lower profit margin hardware product sales, operating expenses, and interest expenses associated with the operations sold in the AmeriData Divestitures. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

Revenues. The Company expects total revenues to decrease in 1996 from 1995 due in part to the divestitures of certain international operations sold to AmeriData. Software and services revenues are expected to
increase  in  1996  over 1995 revenues on a pro forma  basis.   However,
hardware products and maintenance support revenues are expected to decrease. As a result, 1996 revenues will be comparable with 1995 revenues on a pro forma basis. Revenue levels in 1996 could be impacted by the Company's business transition and narrowed focus, as well as by the acquisition of additional businesses or divestiture of existing operations.

Cost of revenues. The Company's cost of revenues as a percentage of total revenues decreased in the third quarter and first nine months of 1996 from the comparable periods in 1995. Gross profit margins as a percentage of total revenues increased in the third quarter and first nine months of 1996 from the comparable periods in 1995. Cost of revenues as a percentage of revenues is expected to decline in 1996 and gross margins as a percentage of revenues are expected to increase in 1996 due in part to the divestitures of certain international operations, whose revenue mix primarily consisted of lower profit margin hardware products. Due to varying gross profit margins of different types of product sales and varying gross profit margins of specific large projects quarter to quarter, total gross profit margins in 1996 could be volatile.

Selling, general and administrative expenses. SG&A expenses declined in the third quarter and first nine months of 1996 from the comparable periods in 1995 due primarily to restructuring actions taken and the divestitures of certain international operations. SG&A expenses are expected to decrease in 1996 from 1995. However, on a pro forma basis, SG&A expenses will likely increase in 1996 as the Company expands its sales activities related to its PDM/CAD and electronic commerce businesses.

Technical expenses. Technical spending increased in the third quarter and first nine months of 1996 versus the comparable periods in 1995. This increase is primarily attributable to higher spending on electronic commerce products and services. Technical spending is expected to increase in 1996 from 1995 due primarily to higher spending on electronic commerce products and services, one of the Company's targeted markets.

Income tax rate. In total, the Company had $106.3 million of gross deferred tax assets at December 31, 1995 which can be used to offset taxes on future earnings. While the Company maintains significant operations outside the United States, a number of these operations also have deferred tax assets as of December 31, 1995 resulting from lower than expected 1994 earnings, caused in part by the worldwide restructuring activity. In the long term this will significantly reduce the Company's tax expense. However, given the wide geographical dispersion of the Company's operations the overall effective tax rate will be volatile. The gross deferred tax assets of $106.3 million at December 31, 1995 decreased by $8.4 million in the first quarter of 1996 due to the sale of Denmark operations to AmeriData.

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

Financial Condition

    The Company's cash and short-term investments totaled $88.7 million at September 30, 1996 representing 41.3% of total assets. Total cash and short-term investment balances increased by $4.7 million from the corresponding December 31, 1995 balances. The primary factors for the increase were positive net cash flow of $9.5 million for net earnings, which reflects earnings after depreciation and amortization of $5.7 million, the issuance of Common Stock of $6.3 million, and working capital items of $4.5 million, partially offset by restructuring payments of $8.6 million, capital expenditures of $7.6 million, and the purchase of treasury stock of $1.5 million. The AmeriData Divestitures, through the elimination of certain hardware distribution activities, significantly reduced the Company's investment in inventory and the associated risk of obsolescence associated with that inventory.

    Stockholders' equity increased by $14.7 million in the first nine months of 1996. The increase is primarily due to net earnings of $9.5 million, the issuance of Common Stock and treasury stock of $6.3 million and $1.4 million, respectively, offset in part by the purchase of treasury stock of $1.5 million and a foreign currency translation adjustment of $1.0 million.

    As of September 30, 1996, the Company has available up to $16.8 million in credit facilities in certain international subsidiaries (primarily short-term notes and overdraft facilities under bank lines of credit), as well as a domestic credit arrangement which provides up to $10.0 million in unsecured short-term credit.

    The Company has $13.4 million of restructure obligations as of September 30, 1996, $2.5 million of which are expected to be cash outlays for the remainder of 1996, primarily for severance costs, lease and other obligations related to excess facilities, and litigation costs. Restructuring payments will extend into 1997 to satisfy various long-term real estate obligations and severance issues. The Company believes that it can finance this cash requirement through a combination of existing cash reserves, cash flow from operations, and its borrowing capacity.

       Except for the historical information contained within the Management's Discussion and Analysis of Financial Condition and Results of Operations, the accompanying consolidated financial statements, and the Notes to Consolidated Financial Statements, the matters reflected in this quarterly report as expectations, plans, future estimates and the like are forward looking statements that involve risks and uncertainties including, but not limited to: business conditions and growth in the general economy and electronic messaging market; volatility in gross margins as the Company's revenues and product mix change; additional restructuring actions or charges as the Company continues to evolve in its rapidly changing industry; competitive factors, such as alternative messaging, PDM and CAD products and price pressures; availability of skilled personnel in various geographic areas; acceptance of the outsourcing of corporate messaging infrastructures; the success of the Company's business partners in sales and marketing activities; and other factors discussed herein.

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)

    The following tables represent pro forma results for the third quarter and first nine months of 1996 and 1995. The 1995 third quarter and first nine months pro forma results are based on the elimination of certain international operations, sold to AmeriData, located in Austria, Canada, Greece, Mexico, Norway, Portugal, and United Kingdom, and for the period following February 28, 1995, Denmark. The business type information is presented based on the 1996 organization structure of the Company. Certain 1995 revenues and costs have been reclassified to conform to the 1996 structure (unaudited).

1996/1995 Pro Forma Revenues and Gross Profits for 3rd Quarter


(Dollars in thousands)         1996       Pro Forma             1995
                            3rd Quarter   Percentage         3rd Quarter
REVENUES                    As Reported     Change     As Reported   Pro Forma
Software and services.... $      41,604       12.6 % $      43,037 $    36,957
Maintenance and support..        13,615      (11.9)%        18,703      15,447
Hardware products........        16,841      (24.1)%        43,500      22,194
    Total revenues....... $      72,060       (3.4)% $     105,240 $    74,598

Gross profit............. $      26,122        3.6 % $      29,162 $    25,213

REVENUE DISTRIBUTION

Software and services....         57.7%                      40.9%       49.5%
Maintenance and support..         18.9%                      17.8%       20.7%
Hardware products........         23.4%                      41.3%       29.8%
    Total revenues.......        100.0%                     100.0%      100.0%

Gross profit.............         36.3%                      27.7%       33.8%

1996/1995 Pro Forma Revenues and Gross Profits Year-to-Date


(Dollars in thousands)          1996       Pro Forma             1995
                            Year-to-Date   Percentage        Year-to-Date
REVENUES                    As Reported      Change     As Reported   Pro Forma
Software and services.... $      124,375       18.1 % $     129,439 $   105,307
Maintenance and support..         42,687       (9.3)%        59,481      47,063
Hardware products........         58,783      (21.1)%       175,472      74,466
    Total revenues....... $      225,845       (0.4)% $     364,392 $   226,836

Gross profit............. $       78,151        7.2 % $      95,364 $    72,906

REVENUE DISTRIBUTION

Software and services....          55.1%                      35.5%       46.4%
Maintenance and support..          18.9%                      16.3%       20.8%
Hardware products........          26.0%                      48.2%       32.8%
    Total revenues.......         100.0%                     100.0%      100.0%

Gross profit.............          34.6%                      26.2%       32.1%

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)

1996 3rd Quarter Revenues and Gross Profits by Business Type


(Dollars in thousands)                      Product
                            Enterprise    Design and
                            Integration   Information   Technical
REVENUES                     Services      Services     Services     Total
Software and services.... $      22,115 $      14,239 $     5,250 $   41,604
Maintenance and support..             -             -      13,615     13,615
Hardware products........        12,557         3,801         483     16,841
    Total revenues....... $      34,672 $      18,040 $    19,348 $   72,060

Gross profit.............         27.0%         54.0%       36.3%      36.3%

1995 3rd Quarter Pro Forma Revenues and Gross Profits by Business Type


(Dollars in thousands)                      Product
                            Enterprise    Design and
                            Integration   Information   Technical
REVENUES                     Services      Services     Services     Total
Software and services.... $      21,617 $      10,883 $     4,457 $   36,957
Maintenance and support..             -             -      15,447     15,447
Hardware products........        14,639         6,969         483     22,194
    Total revenues....... $      36,256 $      17,852 $    20,490 $   74,598

Gross profit.............         28.1%         42.1%       36.7%      33.8%

1996 Year-to-Date Revenues and Gross Profits by Business Type


(Dollars in thousands)                      Product
                            Enterprise    Design and
                            Integration   Information   Technical
REVENUES                     Services      Services     Services     Total
Software and services.... $      71,845 $      39,690 $    12,840 $  124,375
Maintenance and support..             -             -      42,687     42,687
Hardware products........        41,424        15,213       2,146     58,783
    Total revenues....... $     113,269 $      54,903 $    57,673 $  225,845

Gross profit.............         26.7%         48.0%       37.3%      34.6%

1995 Year-to-Date Pro Forma Revenues and Gross Profits by Business Type


(Dollars in thousands)                      Product
                            Enterprise    Design and
                            Integration   Information   Technical
REVENUES                     Services      Services     Services     Total
Software and services.... $      61,975 $      28,359 $    14,973 $  105,307
Maintenance and support..             -             -      47,063     47,063
Hardware products........        52,951        19,574       1,941     74,466
    Total revenues....... $     114,926 $      47,933 $    63,977 $  226,836

Gross profit.............         25.2%         44.7%       35.2%      32.1%

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


                                   CONTROL DATA SYSTEMS, INC.
                                           Registrant

Date:  November 8, 1996        /s/ J. F. KILLORAN
                                   J. F. Killoran
                          Vice President and Chief Financial Officer
                                (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBITS FILED AS ITEM 6 TO THE QUARTERLY REPORT OF CONTROL DATA
SYSTEMS, INC. ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996.

(11)  Computation of Earnings Per Common Share

(27)  Financial Data Schedule