Form 10-K
period 1996-12-31
CONTROL DATA SYSTEMS INC
filed 1997-03-26
CIK 887309

                                 FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C., 20549

                                (Mark one)

X ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                    or

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

                        4201 Lexington Avenue North
                     Arden Hills, Minnesota 55126-6198
           (Address of principal executive offices and zip code)

    Registrant's telephone number, including area code:  (612) 415-3001

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

  The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 17, 1997 on the Nasdaq National Market as reported in The Wall Street Journal, was approximately $160,000,000. Shares of voting stock held by each executive officer and director and by each person who owns more than 5% of any class of the registrant's voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 17, 1997, the registrant had outstanding 12,919,468 shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement for the registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III, and portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts II and IV.

                                  PART I



ITEM 1.   BUSINESS

Background. Control Data Systems, Inc. (Control Data or the Company) is a global software and services company dedicated to helping organizations develop the enterprise-wide systems required to create, transmit, access and control business information. With its Rialto brand of directory-enabled software tools and services, the Company is focused on the architecture, implementation and lifetime support of digital commerce and enterprise-wide client-server solutions for business and government.

    The Company provides Enterprise Integration software and service solutions that include network design, installation and maintenance; application re-hosting to client-server architectures; the integration of disparate electronic messaging systems; and corporate directory design and implementation. Its Technical Services offerings include hardware and software maintenance services; rapid technology deployment in distributed environments; and customer service hotline support. The Company's Product Design software provides computer-aided design (CAD) software and services, primarily to the discrete manufacturing industry.

    The Company also has a number of suppliers and partners providing a range of hardware and software platforms, complementary products and services, and sales and marketing activities.

   The Company invests in four major areas:

o Development of software products and tools associated with digital commerce and CAD.

o  Training and development of its technical workforce.

o  Marketing and sales of its products and services.

o  Marketing and sales support for its service provider partners.

    The Company was established through Ceridian Corporation's (Ceridian) transfer of its Computer Products business to the Company and Ceridian's subsequent distribution, in July of 1992, of the Company's stock as a dividend to Ceridian's stockholders.

    The Company's principal offices are located at 4201 Lexington Avenue North, Arden Hills, Minnesota 55126-6198.

Industry Background and Business Transition

     The excitement over the information superhighway and other manifestations of Internet activity obscure the more significant forces at work below the surface of the emerging electronic marketplace. The introduction of inexpensive, easy-to-use browser technology is helping to popularize the medium, but this technology alone is not driving this trend. Global competitive forces, combined with continued technology breakthroughs in hardware, software, and telecommunications, are stimulating entrepreneurial interest in conducting business electronically - across both private and public networks - without the traditional limitations of time and space. While the individual technologies are important, equally crucial are the skills to align processes and practices through enterprise networking and applications integration.

    Electronic messaging has become the basic transport mechanism for today's leading business and government institutions. Although there are already more than 100 million e-mail users worldwide, this electronic messaging transport mechanism means much more than just e-mail. Organizations are quickly leveraging this transport infrastructure to convert traditional paper processes to digital ones or do away with some processes altogether.

   This is the beginning of a new digital commerce era characterized by the integration of Internet technologies with existing back office applications. Critical to this integration, both inside a company (intranet) and outside (Internet), are two areas in which Control Data excels: messaging and directory services. Messaging expertise is important because many of the workflow and collaboration applications used by this new Internet technology are based on messaging protocols. Directories are important because Internet technologies don't offer the security and control that used to exist in mainframe environments. Directories bring about this security and control, while maintaining the advantages of distributed computing. By focusing on the needs of Global 1000 organizations, Control Data is extending its leadership in messaging and directory services to this emerging market.

    From its history in the pioneering computer environments of the 1950's, the Company has applied its network integration skills across heterogeneous computing environments. In the early 1990's, the Company completed its transition away from the manufacture of proprietary mainframe computers to that of an open systems integration company. In 1994, the Company recorded a restructuring charge and goodwill write-off of $95.0 million. The restructuring charge and goodwill write-off included expenses for reducing the worldwide employee population, consolidating operations in selected locations, and revaluing certain intangible assets associated with prior acquisitions. In 1995 and early 1996, Control Data took further steps to focus its business for growth in the markets for our enterprise network integration software and services with the sale of certain of its international product fulfillment operations to AmeriData Technologies, Inc. (AmeriData). In late 1996, the Company signed a definitive agreement to sell its 50-percent interest in Metaphase Technology, Inc. to its partner in the joint venture, Structural Dynamics Research Corporation. The sale was completed in January 1997, thus ending Control Data's participation in the product data management integration market and providing greater focus on the digital commerce integration business.

    For additional information regarding the divestiture to AmeriData and the restructuring charges, see notes 3 and 18 of the Notes to Consolidated Financial Statements incorporated herein by reference to the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996.

Products and Services

    The following table sets forth revenues for the Company's major product and service offerings for the periods indicated:

                                              Years Ended
                               December 31,   December 31,  December 31,
                                   1996           1995         1994
                                        (Dollars in thousands)
Software and services........     170,332        174,080       154,275
Maintenance and support......      56,046         75,452        92,785
Hardware products............      79,318        205,283       277,167
  Total revenues.............     305,696        454,815       524,227

      Excluding the international operations sold to AmeriData, pro forma total revenues were $313,964 and $336,402 for 1995 and 1994, respectively.

Software and Services

    In 1996, the Company took an aggressive step to meet the growing demand for digital commerce technologies with the launch of the Rialto suite of products. Rialto brings together four of the most fundamental building blocks of a digital commerce infrastructure: messaging, security, information access, and directories.

     Rialto  includes  a  series  of  solutions  designed  to  help   large
organizations build and manage enterprise-wide communications networks, or intranets. The objective is to provide three key benefits:

o Enable desktop users to more easily locate information within their enterprise, including the ad hoc materials now being proliferated by intranet and messaging technology, as well as highly structured data that currently resides in legacy information systems.

o Enable institutions to secure their communications infrastructures and protect their resources so they can pursue new business objectives and initiate new processes outside their organizational borders.

o Enable institutions to cost effectively manage their infrastructure so that economies of scale can be leveraged across an entire enterprise.

Software

      Rialto Directories. This solution set includes a more powerful version of Control Data's Global Directory Server, one of the industry's leading implementations of the international X.500 standard for directory services, and a new Global Naming Administration offering. This offering enables organizations with distributed and disparate Information Technology
(IT) infrastructures to have one management environment for user attributes. The major benefit is the scalability and dramatically reduced cost of administering multiple networks from a central point, as well as more timely updates of changes to user attributes.

      Rialto Security. This solution set includes a set of services and products that links security enforcement policies and technologies into an integrated program driven from an enterprise directory. Security policies are entered as rules into the directory. Designated enforcement technologies use the directory information to enforce the security policy. The primary benefit is the universal deployment, monitoring, and enforcement of an organizational security policy from a central point, which improves security effectiveness and reduces security costs.

      Rialto Information Access. This solution set includes new solutions that dramatically improve access, communication, and control of information across enterprise intranets. Any user, with appropriate access privileges obtained through the enterprise directory, can access information using an easy-to-use web browser regardless of system type or location. One solution, called I*Hub, creates an enterprise-level digital library for transitory data such as electronic mail messages and their attachments.

    Rialto Messaging. This solution set includes a new client-server messaging solution, IntraStore Server, designed to support corporate intranets and the Internet. IntraStore Server allows individual users to integrate Internet messaging clients while preserving centralized administration and management. Rialto Messaging also includes Mail*Hub, Control Data's existing message integration solution for connecting complex heterogeneous messaging environments.

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

Services

    The Company has a heritage of managing large programs requiring complex systems integration. Previously such projects centered on use of the Company's proprietary products. In the networked systems environment, the Company is increasingly involved in digital commerce integration activities that require a diverse set of products and services selected from the Rialto suite of solutions as well as other sources. Integral to this business are the many professional services analysts whose knowledge and skills are required to assist in systems design and implementation.

    The Company's digital commerce integration services are designed to assist customers in the selection and creation of computer systems tailored to solve business-specific information management and networking problems or to automate system activities. In creating these customized systems, the Company incorporates selected hardware and software products it has developed or obtained from its suppliers.

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

o Evaluation and implementation of the most appropriate, cost effective computer hardware and software for a customer's client/server environment. The Company offers a range of open systems platforms based on its marketing relationships with leading industry platform and peripheral suppliers, including Sun Microsystems, Inc. (Sun), Hewlett-Packard Company (Hewlett-Packard), and Silicon Graphics, Inc. (SGI).

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

o   EDI  Solutions.   Standards-based  electronic  data  interchange  (EDI)
capabilities, enabling organizations to expedite their daily business processes.

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

    Managed Services. In 1995, the Company introduced a full range of services designed for customers who want to outsource the management and control of their messaging and directory network operations.

o   Enterprise  Networking.  Remote monitoring and management of  wide-area
network   hardware   and  software  solutions  that  integrate   local-area
resources into enterprise networks.

o Intercompany Messaging. Commercial service that offers business-ready features to clients that require enterprise and intercompany messaging, global directory services, and electronic commerce capabilities. Working with a variety of regional telecommunications providers around the world, who market the service and provide the network connections required by clients, the Company provides the message and directory integration technology, integration expertise, and operations support.

o Enterprise Information Management. Administration, daily operation, maintenance, and support of client/server solutions required to integrate locally managed data bases and other information resources into enterprise solutions.

    The Company's integration services are carried out primarily by its professional services staff, which includes approximately 750 systems analysts serving customers worldwide from regional centers in the United States, Europe, and Asia. To meet the unique needs or preferences of customers in specific geographic markets, the Company selects the most suitable and cost effective hardware platforms currently available from marketing partners and third-party networking products, industry standard applications, and other local products such as microcomputers and terminals.

    Revenues from software and services were $170.3 million in 1996, $174.1 million in 1995, and $154.3 million in 1994, representing 55.7%, 38.3%, and 29.4%, respectively, of the Company's total revenues. Excluding the international operations sold to AmeriData, total pro forma revenues from software and services were $148.0 million in 1995 and $125.4 million in 1994, representing 47.1% and 37.3%, respectively, of the Company's total pro forma revenues.

Maintenance and Support

   The Company provides hardware and software maintenance services for both its Cyber and open systems products through engineers located throughout the United States and in many foreign countries. A central support organization provides technical planning and support, including a worldwide logistics operation for spare parts, a 24-hour hotline and an on-line diagnostic system accessible through Cyber mainframes.

    Maintenance and support revenues were $56.1 million in 1996, $75.4 million in 1995, and $92.8 million in 1994, representing 18.3%, 16.6%, and 17.7%, respectively, of the Company's total revenues. Excluding the international operations sold to AmeriData, total pro forma revenues from maintenance and support were $62.5 million in 1995 and $72.7 million in 1994, representing 19.9% and 21.6%, respectively, of the Company's total pro forma revenues.

Hardware Products

    The Company is differentiated from many other integrators because it is not captive to a particular product set or technology. This independence allows it to work in a multivendor environment without bias. Beginning in 1989 with its relationship with SGI, the Company began integrating UNIX-based open system products into its customer solutions. Systems based on UNIX and Intel/Microsoft technologies can support the industry's migration from centralized computing, which was dependent on mainframes, to a networked and distributed client-server environment, in which application processing and data are spread across many networked computing resources.

    To expand the range of platform options available to its customers, the Company signed remarketing agreements with Sun and Hewlett-Packard in 1993. As a Sun integrator, the Company remarkets Sun's complete line of workstations, servers, and software worldwide as a part of the Company's systems integration solutions for the commercial marketplace, particularly in the financial services, healthcare, telecommunications, and manufacturing markets. As a Hewlett-Packard integrator, the Company remarkets HP Apollo 9000 Series 700 workstations and HP 9000 Series 800 business server hardware and software, integrating the equipment and applications into solutions for customers in the aerospace, automotive, manufacturing, government, and commercial markets.

   Revenues from the sale and lease of hardware products were $79.3 million in 1996, $205.3 million in 1995, and $277.1 million in 1994, representing 26.0%, 45.1%, and 52.9%, respectively, of the Company's total revenues. Excluding the international operations sold to AmeriData, total pro forma revenues from hardware products were $103.5 million in 1995 and $138.3 million in 1994, representing 33.0% and 41.1%, respectively, of the Company's total pro forma revenues.

Sales

Worldwide Business

    The Company markets its products and services principally through its direct sales force located in the United States and 12 other countries. The Company's major international operations are in France, Germany, Korea, China, Taiwan, and the United Kingdom. In 1995, the Company sold seven of its international product distribution operations in Austria, Canada, Greece, Mexico, Norway, Portugal, and the United Kingdom to AmeriData. In 1996, the Company sold its product distribution operations in Denmark to AmeriData.

    The Company also markets its products and services through subsidiaries and distributors located in countries representing smaller markets. The Company believes that one of its strengths is its long-standing presence and name recognition in various foreign countries.

    Revenues from the Company's non-U.S. operations were approximately 52.3%, 69.2%, and 71.5%, of the Company's total revenues in 1996, 1995, and 1994, respectively. For further information regarding the Company's U.S. and international operations, see note 17 of the Notes to Consolidated Financial Statements incorporated herein by reference to the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996.

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

    The U.S. Government was the only customer of the Company accounting for more than 10% of total revenues in fiscal years 1996, 1995, or 1994. Contracts with the U.S. government represented approximately 19.5%, 13.6%, and 12.0% of the Company's total revenue in fiscal years 1996, 1995, and 1994, respectively. Generally, the Company's contracts with the U.S. Government contain provisions to the effect that they may be terminated at the convenience of the customer, and that in the event of such termination, the Company would be entitled to receive payment based on the cost incurred and the anticipated profit on the work completed prior to termination.

Research and Development

    The Company's research and development efforts are primarily oriented toward digital commerce, CAD/CAM/CAE products, and client/server solutions. In 1994, the Company formed a new business unit dedicated to the development of products and services related to messaging and information infrastructures. Research and development efforts directed toward enhancing the Company's ICEM application software product line occur through the Company's ICEM Technologies division.

    Company-sponsored research and development expenses related to new products or services and the improvement of existing products totaled $12.5 million, $9.7 million, and $10.1 million, for 1996, 1995, and 1994, respectively. The increase in research and development expenses primarily relates to the Company's continuing investment in digital commerce products and services.

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

   Competition in the digital commerce integration market is intense and is based on a variety of factors including customer satisfaction, reputation, price, performance, product quality, software availability, connectivity, networking, compatibility with industry standards, marketing and distribution capability, customer support, name recognition, and financial strength. The Company competes throughout the world with numerous local, regional, national, and international systems integrators. Several of the Company's competitors have significantly greater financial and operational resources than the Company.

Backlog

    The backlog of the Company's orders believed to be firm is estimated to have been approximately $19 million as of December 31, 1996, most of which is expected to be reflected in revenues during 1997. At December 31, 1995, the backlog was approximately $23 million. The decrease in the 1996 backlog from 1995 is primarily due to the operations sold to AmeriData.

    No backlog amount is determinable for a large portion of the Company's revenues. In addition, customers may elect to accelerate or delay the delivery of products, and delivery of large orders may be spread over a period of time and may be subject to modification from time to time. Consequently, the Company believes that backlog information does not necessarily provide a meaningful indication of its future business volume.

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

    Compliance by the Company with federal, state, and local environmental protection laws during 1996 had no material effect upon capital expenditures, earnings or competitive position, and is expected to have none in the foreseeable future.

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

Employees

    As of December 31, 1996, the Company had approximately 1,750 full-time employees.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters and U.S. field operations headquarters are located in Arden Hills, Minnesota. Facilities located elsewhere are primarily sales and service locations, and include significant office facilities in Atlanta, Georgia; Sunnyvale and Anaheim, California; Rockville, Maryland; Frankfurt, Germany; Paris, France; Delft, Netherlands; and Taipei, Taiwan. The Company owns a significant office facility in Mexico, which is leased to AmeriData.

    The following table summarizes the usage and location of the Company's facilities as of January 1, 1997.


                              Facilities

Type of Property Interest               U.S.    Non-U.S.   Worldwide
                                       (In Thousands of Square Feet)
Owned.............................     325.5      179.2       504.7
Leased............................     588.6      231.9       820.5
   Total square feet..............     914.1      411.1     1,325.2

Utilization

Warehousing.......................      74.7       35.6       110.3
Office, computer center and other.     551.9      196.5       748.4
Vacant............................      21.1       69.5        90.6
Leased or subleased to others.....     266.4      109.5       375.9
   Total square feet..............     914.1      411.1     1,325.2

     No facilities owned by the Company are subject to any major encumbrances. The Company believes that all of the facilities currently utilized in its ongoing business operations meet their intended purposes and are adequately maintained. As a result of the Company's continuing business transition, leased property decreased during fiscal 1996 by approximately 200,000 square feet, a reduction of 19.8%. The number of facilities also decreased from 90 at the end of 1995 to 78 at year end 1996, a net decrease of 12 locations. This substantial reduction was primarily attributable to the consolidation of locations in the U.S. field operations and the sale of certain international operations to AmeriData. Restructuring charges recorded in fiscal year ended December 31, 1994, included provisions of approximately $9.7 million for lease and other obligations related to excess facilities.

ITEM 3.   LEGAL PROCEEDINGS

    There are no legal proceedings pending against or involving the Company which, in the opinion of management, will have a material adverse effect upon its consolidated financial position or results of operations.

   In connection with the Company's spin-off from Ceridian, the Company has agreed to assume responsibility for, and indemnify Ceridian Corporation against, liability in connection with judicial and administrative claims and proceedings relating to the Computer Products business prior to August 1, 1992. Although occasional adverse decisions (or settlements) may occur, management believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position. Pending age discrimination actions against Ceridian and the Company were settled in March 1997. The Company's aggregate liability for such actions was approximately $4.5 million. The Company has adequate reserves to cover this amount.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Company are as follows:



            Name               Age             Position
      James  E.  Ousley         51   President and  Chief  Executive
                                      Officer

      Joseph F. Killoran        56   Vice President and Chief Financial
                                      Officer

      Ruth  A.  Rich            53   Vice President, Human Resources/
                                      Administration and Secretary

      Dieter  Porzel            60   Vice  President,  Europe/Middle
                                      East/Africa Region

      Michael G. Eleftheriou    51   Vice President, Technical Services

      David B. Folsom           49   Vice President, Electronic Commerce
                                      Solutions and Chief Technology Officer

      Arnold  (Nol)  Rutgers    55   Vice  President,  Sales   and
                                      Operations, U.S. and Asia

    Executive officers of the Company are elected by the Board of Directors and serve at the Board's discretion. There are no family relationships among any directors or executive officers of the Company.

    James E. Ousley has been President and Chief Executive Officer of Control Data since August 1992. Mr. Ousley was President of Ceridian's Computer Products business from April 1989 to July 1992; and Executive Vice President of Ceridian from February 1990 to July 1992.

    Joseph F. Killoran has been Vice President and Chief Financial Officer of Control Data since February 1994. Mr. Killoran was Vice President and Controller of Control Data from August 1992 to January 1994; and Vice
President and Controller for Ceridian's Computer Products business from 1989 to July 1992.

    Ruth A. Rich has been Vice President, Human Resources/Administration of Control Data since August 1992 and Secretary since March 1997. Ms. Rich was Vice President, Human Resources/Administration for Ceridian's Computer Products business from November 1990 to July 1992; and Vice President, Human Resources/Administration for Ceridian's Information Services Group from May 1986 to November 1990.

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

    David B. Folsom has been Vice President, Electronic Commerce Solutions of Control Data since October 1994. In addition, in March 1997, Mr. Folsom assumed the role of Chief Technology Officer. Mr. Folsom was General Manager of Networking Competency Centers of Control Data from August 1992 to September 1994; and Director of Software Development for Ceridian's Computer Products business from 1990 to July 1992.

   Arnold (Nol) Rutgers has been Vice President, Sales and Operations, U.S. and Asia of Control Data since October 1996. Mr. Rutgers was Vice President, Asia/Pacific Region from June 1995 to September 1996; Vice
President, Marketing from October 1994 to May 1995; General Manager of Strategic Planning for Control Data from August 1992 to September 1994; and General Manager of Strategic Planning for Ceridian's Computer Products business from September 1989 to July 1992.

                                  PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     "Price Range of Common Stock," appearing on page 31 of the Company's 1996 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     "Selected Consolidated Financial Data," appearing on inside cover page of the Company's 1996 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 8 through 12 of the Company's 1996 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated balance sheets of the Company and its subsidiaries as of December 31, 1996 and 1995, the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, and the notes to consolidated financial statements, together with report therein of KPMG Peat Marwick LLP dated January 22, 1997, appearing on pages 13 through 30 of the Company's 1996 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     IDENTIFICATION OF DIRECTORS

      "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on May 14, 1997 (hereinafter the "Proxy Statement") is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      "Election of Directors-Certain Business Relationships" in the Proxy Statement is incorporated herein by reference.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

   Incorporated by reference into Part II, Item 8 of this report.

                                                               Page in
                                                             1996 Annual
                                                              Report to
                                                             Stockholders
Independent Auditors' Report..................................   13

Consolidated Statements of Operations - Years Ended
 December 31, 1996, December 31, 1995, and December 31, 1994..   14

Consolidated Balance Sheets - December 31, 1995 and
 December 31, 1994............................................   15

Consolidated Statements of Stockholders' Equity -
 Years Ended December 31, 1996, December 31, 1995, and
 and December 31, 1994........................................   16

Consolidated Statements of Cash Flows - Years Ended
 December 31, 1996, December 31, 1995, and December 31, 1994..   17

Notes to Consolidated Financial Statements....................   18

Financial Statement Schedules

                                                           Page in this
                                                             Form 10-K
Independent Auditors' Report on Financial Statement Schedule...  18
Schedule II - Valuation and Qualifying Accounts................  19

      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Reports on Form 8-K

     None.

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

10.12*(2) May 1996 Amendments to 1992 Equity Incentive Plan - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.

10.13*(2) The Registrant's Executive Incentive Plan -- incorporated by reference to the description of such plan under "Executive
          Compensation" in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders.

10.14*(2) The Registrant's 1993 Employee Stock Purchase Plan - incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

10.15* Software Distribution License Agreement between Intergraph and the Registrant - incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

10.16*(2) Contract for the "Vorsitzender der Geschaeftsfuehrung" of Control
          Data GmbH - incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
          January 1, 1994.

10.17*(2) Severance   Agreement,  dated  January  4,  1995,   between   the
          Registrant  and  James E. Ousley - incorporated by  reference  to
          Exhibit 10.26 to the Registrant's Annual Report on Form 10-K  for
          the fiscal year ended December 31, 1994.

10.18*(2) Severance   Agreement,  dated  January  4,  1995,   between   the
          Registrant and Joseph F. Killoran - incorporated by reference  to
          Exhibit 10.27 to the Registrant's Annual Report on Form 10-K  for
          the fiscal year ended December 31, 1994.

10.19*(2) Compensation arrangement between the Registrant and its  Chairman
          --   incorporated  by  reference  to  the  description  of   such
          arrangement  under  "Director Compensation" in  the  Registrant's definitive  Proxy  Statement  for  its  1997  Annual  Meeting  of
          Stockholders.

11.0      Computation of Earnings (Loss) per Common Share.

13.0      The   portions  of  the  Registrant's  1996  Annual   Report   to
          Stockholders  that  are  incorporated  in  this  Form   10-K   by
          reference.

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

       INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Stockholders
of Control Data Systems, Inc.:


    Under date of January 22, 1997, we reported on the consolidated balance sheets of Control Data Systems, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                             /s/  KPMG Peat Marwick LLP




Minneapolis, Minnesota
January 22, 1997

                                                       Schedule II

                        CONTROL DATA SYSTEMS, INC.
                     Valuation and Qualifying Accounts


Allowance for Doubtful Accounts Receivable:


                                                   Years Ended
                                      December 31, December 31, December 31,
                                          1996         1995         1994
                                              (Dollars in thousands)
Balance at beginning of year.......     $ 4,794      $ 6,844      $10,063
  Additions charged to costs
    and expenses...................       1,127        1,384        1,906
  Write-offs and other adjustments.      (2,182)      (3,434)      (5,125)
Balance at end of year.............     $ 3,739      $ 4,794      $ 6,844

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


                              Dated:  March 24, 1997


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


     Signature         Title                           Date
/s/ JAMES E. OUSLEY    President and                   March 24, 1997
    James E. Ousley     Chief Executive Officer
                        (principal executive officer)

/s/ JOSEPH F. KILLORAN Vice President and Chief        March 24, 1997
    Joseph F. Killoran  Financial Officer
                        (principal financial and
                         accounting officer)

/s/ W. DONALD BELL     Director                        March 24, 1997
    W. Donald Bell

/s/ GRANT A. DOVE      Director                        March 24, 1997
    Grant A. Dove

/s/ MARCELO A. GUMUCIO Director                        March 24, 1997
    Marcelo A. Gumucio



     Signature         Title                           Date
/s/ W. DOUGLAS HAJJAR  Director                        March 24, 1997
    W. Douglas Hajjar

/s/ KEITH A. LIBBEY    Director                        March 24, 1997
    Keith A. Libbey


                        CONTROL DATA SYSTEMS, INC.
                               EXHIBIT INDEX

Exhibit
  No.      Description
  2.1*     Amended and Restated Purchase Agreement, dated August 31,  1995, between the Registrant and AmeriData Technologies
  3.1*     Restated Certificate of Incorporation of the Registrant
  3.2*     Restated Bylaws of the Registrant, as amended
 10.1*     Transfer Agreement between Ceridian and the Registrant
 10.2*     Intercompany  Services  Agreement  between  Ceridian   and   the
           Registrant
 10.3*     Environmental  Matters  Agreement  between  Ceridian   and   the
           Registrant
 10.4*     Intellectual  Property  Agreement  between  Ceridian   and   the
           Registrant
 10.5*     Tax Matters Agreement between Ceridian and the Registrant
 10.6*     Value-Added  Remarketing  Agreement  between  Ceridian  and  the
           Registrant regarding Ceridian's Government Systems division
 10.7*     Master  Purchase  Option  Agreement  between  Ceridian  and  the
           Registrant
 10.8* (2) Form  of  Indemnification Agreement between the  Registrant  and its directors and executive officers
 10.9* (2) The Registrant's 1992 Equity Incentive
 10.10*(2) February 1994 Amendments to 1992 Equity Incentive Plan
 10.11*(2) February 1995 Amendments to 1992 Equity Incentive Plan
 10.12*(2) May 1996 Amendments to 1992 Equity Incentive Plan
 10.13*(2) The Registrant's Executive Incentive Plan
 10.14*(2) The Registrant's 1993 Employee Stock Purchase Plan
 10.15*    Software  Distribution License Agreement between Intergraph  and the Registrant
 10.16*(2) Contract  for  the  "Vorsitzender  der  Geschaeftsfuehrung"   of
           Control Data GmbH
 10.17*(2) Severance   Agreement,  dated  January  4,  1995,  between   the
           Registrant and James E. Ousley
 10.18*(2) Severance   Agreement,  dated  January  4,  1995,  between   the
           Registrant and Joseph F. Killoran
 10.19*(2) Compensation   arrangement  between  the  Registrant   and   its
           Chairman
 11.0      Computation of Earnings (Loss) per Common Share
 13.0      The   portions  of  the  Registrant's  1996  Annual  Report   to
           Stockholders  that  are  incorporated  in  this  Form  10-K   by
           reference
 21.0      Subsidiaries of the Registrant
 23.0      Consent of Independent Auditors
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