Form 10-Q
period 1997-03-31
CONTROL DATA SYSTEMS INC
filed 1997-05-12
CIK 887309

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

       Registrant's telephone number, including area code: (612) 415-3001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 12,603,942 shares of Common Stock, $0.01 par value per share, as of May 5, 1997.

                           CONTROL DATA SYSTEMS, INC.
                                    FORM 10-Q
                                 March 31, 1997

                                      INDEX
                                                                Page

Part I - Financial Information:

Consolidated Statements of Operations -
    Three months ended March 31, 1997 and
    March 31, 1996 .....................................           2

Consolidated Balance Sheets -
    March 31, 1997 and December 31, 1996 ...............           3

Consolidated Statements of Cash Flows -
    Three months ended March 31, 1997 and
    March 31, 1996 .....................................           4

Notes to Consolidated Financial Statements .............           6

Management's Discussion and Analysis of Financial
    Condition and Results of Operations ................           9

Part II - Other Information ............................          17

Signature ..............................................          18

Exhibit Index ..........................................          19

                                     PART 1

                              FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           CONTROL DATA SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (Dollars in thousands, except per share data)

                                               Three Months Ended
                                            March 31,      March 31,
                                              1997           1996
REVENUES:
 Software and services.................    $ 35,810        $ 39,863
 Maintenance and repair................      12,285          14,864
 Hardware products.....................      12,858          23,527
  Total revenues.......................      60,953          78,254
COST OF REVENUES:
 Sotware and services..................      22,382          26,350
 Maintenance and repair................       7,967           9,195
 Hardware products.....................       9,451          17,043
  Total cost of revenues...............      39,800          52,588
  Gross profit.........................      21,153          25,666
OPERATING EXPENSES:
 Selling, general and
  administrative.......................      17,893          21,409
 Technical.............................       3,732           3,260
  Total operating expenses.............      21,625          24,669
  Earnings (loss) from operations......        (472)            997
NONOPERATING INCOME (EXPENSES):
 Interest expense......................         (27)           (112)
 Interest income.......................       1,280           1,207
 Gain on sale of business..............      15,000               -
 Other income..........................       1,119           1,186
  Total nonoperating income, net.......      17,372           2,281
  Earnings before income taxes.........      16,900           3,278
PROVISION FOR INCOME TAXES.............         300             400
  Net earnings.........................    $ 16,600        $  2,878
Primary earnings per common share
  and common share equivalents.........    $   1.19        $   0.20

Fully diluted earnings per common
  share and common share equivalents...    $   1.19        $   0.20

Weighted average common shares
  outstanding (in thousands):
  Primary..............................      13,950          14,287
  Fully diluted........................      13,950          14,310

The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                  (Dollars in thousands, except per share data)

                                     ASSETS
                                                   March 31,     December 31,
                                                     1997            1996

Current assets:
  Cash and short-term investments...............   $ 94,655        $ 84,610
  Trade and other receivables...................     70,456          84,198
  Inventories...................................     13,598          14,511
  Prepaid expenses and other current assets.....      4,883           3,809
    Total current assets........................    183,592         187,128
Investments and advances........................        554             601
Property, plant and equipment, net..............     16,399          17,497
Noncurrent trade and other receivables..........      5,615           4,820
Other noncurrent assets.........................     10,626          10,251
    Total assets................................   $216,786        $220,297

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.................................   $  1,818        $    289
  Accounts payable..............................     10,851          15,773
  Customer advances and deferred income.........      6,962           6,649
  Accrued taxes.................................      5,509           6,610
  Accrued salaries and wages....................     11,385          11,579
  Restructure reserves, current portion.........      9,785           8,932
  Other accrued expenses........................     29,788          26,505
    Total current liabilities...................     76,098          76,337
Deferred income taxes...........................        477             469
Restructure reserves, less current portion......          -           3,290
Pension liabilities.............................     27,013          28,582
Other noncurrent liabilities....................      2,433           2,599
    Total liabilities...........................    106,021         111,277

Stockholders' equity:
  Preferred stock, par value $.01 per share,
    authorized 5,000,000 shares; none issued
    and outstanding.............................          -               -
  Common stock, par value $.01 per share,
    authorized 50,000,000 shares; issued
    14,905,859 and 14,883,500 shares
    as of March 31, 1997 and December 31,
    1996, respectively..........................        149             149
  Additional paid-in capital....................    172,107         171,845
  Accumulated deficit...........................    (29,795)        (46,395)
  Minimum pension liability adjustment..........     (6,631)         (6,631)
  Foreign currency translation adjustment.......     (1,714)         (1,438)
  Unearned compensation - restricted stock......        (80)           (106)
  Unrealized gains on investments...............         31              36
  Treasury stock, at cost (2,107,123 and
    1,203,390 shares as of March 31, 1997
    and December 31, 1996, respectively)........    (23,302)         (8,440)
    Total stockholders' equity..................    110,765         109,020
    Total liabilities and stockholders' equity..   $216,786        $220,297

The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                             Three Months Ended
                                                           March 31,      March 31,
                                                             1997           1996
Cash Flows from Operating Activities:
  Net earnings ......................................     $ 16,600        $  2,878
  Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
      Gain on sale of business.......................      (15,000)              -
      Depreciation...................................        1,746           1,760
      Amortization...................................           73              92
      Foreign currency transaction gain..............         (713)           (502)
      Equity in earnings of affiliates...............          (12)           (337)
      Restructure reserves utilized..................       (2,200)         (2,878)
      Loss (gain) on sale of marketable securities
        and other assets.............................          (63)            117
      Net change in working capital items............        1,281          (4,896)
      Net change in noncurrent trade receivables.....         (850)           (217)
      Net change in other noncurrent assets..........         (673)           (358)
      Other..........................................          424             488
       Net cash provided by (used in) operating
         activities..................................          613          (3,853)

Cash Flows from Investing Activities:
  Expended for property, plant and equipment.........       (1,398)         (2,082)
  Investment in affiliates...........................         (552)              -
  Proceeds from sales of property and equipment......          121              56
  Proceeds from divestitures of businesses,
    net of cash given................................       21,150               9
  Proceeds from notes receivable.....................        3,600               -
  Change in short-term investments...................       (3,868)          1,855
       Net cash provided by (used in) investing
         activities..................................       19,053            (162)

Cash Flows from Financing Activities:
  Borrowings under short-term financing
    arrangements, net................................        1,570             203
  Proceeds from issuance of common stock, net of
    issuance costs...................................          262           1,279
  Purchase of treasury stock.........................      (14,862)              -
       Net cash provided by (used in) financing
         activities..................................      (13,030)          1,482

Effect of Exchange Rate Changes on Cash..............         (459)           (171)

     Net change in cash and cash equivalents.........        6,177          (2,704)

     Cash and cash equivalents, beginning of period..        7,649          15,188

     Cash and cash equivalents, end of period........       13,826          12,484
     Short-term investments..........................       80,829          66,991
Cash and short-term investments, end of period.......     $ 94,655        $ 79,475

                                   (Continued)

                           CONTROL DATA SYSTEMS, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
                             (Dollars in thousands)

                                                             Three Months Ended
                                                           March 31,      March 31,
                                                             1997           1996
Net Change in Working Capital Items:
  Trade and other receivables........................      $ 7,903         $   515
  Inventories........................................          451           1,030
  Prepaid expenses and other current assets..........       (1,793)           (387)
  Accounts payable...................................       (4,424)         (8,068)
  Customer advances and deferred income..............        1,010           2,623
  Accrued taxes......................................         (744)            (10)
  Accrued salaries and wages.........................          491            (628)
  Other accrued expenses.............................       (1,613)             29

   Net change in working capital items...............      $ 1,281         $(4,896)


Supplemental Disclosures of Cash Flow Information:
  Cash paid (received) during the period for:
    Interest paid....................................      $    27         $   114
    Income taxes paid................................           96             105
    Income taxes refunded............................          (65)           (607)

The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 MARCH 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Consolidated Financial Statements

    The financial statements of Control Data Systems, Inc. ("Control Data" or the "Company") include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

    In the opinion of the Company, the consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as set forth in the Notes to Consolidated Financial Statements) necessary to present fairly the financial position for the interim periods presented.

   Presentations

   Certain prior period amounts have been reclassified to conform to the current year's presentation.

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

2. STOCKHOLDERS' EQUITY


Common Stock, Additional Paid-In Capital, Retained Earnings, and Other

                                                                                         Retained
                                                 Shares                    Additional    Earnings
                                     Outstand-  Treasury          Common     Paid-In   (Accumulated)
(Dollars and shares in thousands)       ing       Stock   Issued  Stock      Capital     Deficit)      Other*     Total
Balance at December 31, 1996.......   13,680      1,203   14,883  $ 149    $ 171,845    $ (46,395)  $ (16,579) $ 109,020

 Issuance of common stock under the
  Employee Stock Purchase Plan.....        7          -        7      -          125            -           -        125
 Exercises of stock options........       16          -       16      -          137            -           -        137
 Foreign currency translation
  adjustment.......................        -          -        -      -            -            -        (276)      (276)
 Restricted stock award............        -          -        -      -            -            -          26         26
 Change in unrealized gains
  on investments...................        -          -        -      -            -            -          (5)        (5)
 Issuance of treasury stock........     (904)       904        -      -            -            -     (14,862)   (14,862)
 Net earnings......................        -          -        -      -            -       16,600           -     16,600

Balance at March 31, 1997..........   12,799      2,107   14,906  $ 149    $ 172,107    $ (29,795)  $ (31,696) $ 110,765


*Other Stockholders' Equity Items

                                        Minimum     Foreign        Unearned
                                        Pension    Currency     Compensation-  Unrealized
                                       Liability  Translation     Restricted    Gains on     Treasury
(Dollars in thousands)                Adjustment   Adjustment       Stock      Investments     Stock        Total
Balance at December 31, 1996.......   $ (6,631)   $ (1,438)        $ (106)        $ 36       $ (8,440)   $ (16,579)

Foreign currency translation
  adjustment.......................          -        (276)             -            -              -         (276)
Restricted stock award.............          -           -             26            -              -           26
Change in unrealized gains
  on investments...................          -           -              -           (5)             -           (5)
Issuance of treasury stock.........          -           -              -            -        (14,862)     (14,862)

Balance at March 31, 1997..........   $ (6,631)   $ (1,714)        $  (80)        $ 31       $(23,302)   $ (31,696)

                           CONTROL DATA SYSTEMS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
                                 MARCH 31, 1997



3. DIVESTITURES

    The Company entered into a transaction with Structural Dynamics Research Corporation ("SDRC") in December 1996 to sell its 50% interest in Metaphase Technology, Inc. and certain assets of the Company's
Product Data Management ("PDM") business. The transaction, effective January 1, 1997, produced a gain in the first quarter of $15.0 million or $1.08 per share. The following table represents the Company's 1996 pro forma results, excluding the divested PDM segment:


                                   Enterprise
                                  Integration   Technical      Product
(Dollars in thousands)              Services    Services       Design       Total

1st Quarter:

Software and Services..........   $ 20,988     $  3,885      $  6,788     $ 31,661
Maintenance and Repair.........          -       14,864             -       14,864
Hardware Products..............     16,541        1,403         4,629       22,573
   Total Revenues..............   $ 37,529     $ 20,152      $ 11,417     $ 69,098

Gross Profit %                       23.6%        36.8%         53.4%        32.4%

2nd Quarter:

Software and Services..........   $ 28,742     $  3,705      $  6,544     $ 38,991
Maintenance and Repair.........          -       14,208             -       14,208
Hardware Products..............     12,325          260         3,336       15,921
   Total Revenues..............   $ 41,067     $ 18,173      $  9,880     $ 69,120

Gross Profit %                       29.3%        39.3%         58.3%        36.0%

3rd Quarter:

Software and Services..........   $ 22,114     $  5,250      $  7,229     $ 34,593
Maintenance and Repair.........          -       13,615             -       13,615
Hardware Products..............     12,558          483         2,814       15,855
   Total Revenues..............   $ 34,672     $ 19,348      $ 10,043     $ 64,063

Gross Profit %                       27.0%        36.3%         56.8%        34.5%

4th Quarter:

Software and Services..........   $ 24,944     $  6,734      $  9,023     $ 40,701
Maintenance and Repair.........          -       13,359             -       13,359
Hardware Products..............     16,144          363         3,802       20,309
   Total Revenues..............   $ 41,088     $ 20,456      $ 12,825     $ 74,369

Gross Profit %                       26.5%        30.5%         53.2%        32.6%

Total Year:

Software and Services..........   $ 96,788     $ 19,574      $ 29,584     $145,946
Maintenance and Repair.........          -       56,046             -       56,046
Hardware Products..............     57,568        2,509        14,581       74,658
   Total Revenues..............   $154,356     $ 78,129      $ 44,165     $276,650

Gross Profit %                       26.8%        35.6%         55.2%        33.8%

                           CONTROL DATA SYSTEMS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
                                 MARCH 31, 1997

4. RESTRUCTURING RESERVES, CURRENT AND NONCURRENT

    During the fourth quarter of 1994, the Company adopted a formal restructuring plan resulting in a pre-tax restructuring charge of $70.1 million. At the end of fiscal year 1996, the remaining restructure reserve associated with this plan totaled $12.2 million. During the first quarter of 1997, uses totaling $2.4 million reduced this balance to $9.8 million. First quarter 1997 uses were mainly attributable to severance of 28 employees, in addition to continuing lease and facility obligations. Also during the first quarter of 1997, the Company announced the settlement of pending age discrimination actions against Ceridian Corporation (the Company's former parent) and the Company. The Company's aggregate liability for such actions totaled $4.5 million. While the settlement was determined in the first quarter, the actual payment of this liability was not made until April 1, 1997, thus reducing the restructure reserve balance of $9.8 million to $5.3 million at the start of the second quarter. The remaining reserve balance primarily represents severance and facility and lease obligations expected to be satisfied within the next year.

5. REPURCHASE OF STOCK

    Under a program approved by the Board of Directors and announced in July 1996, the Company repurchased 903,733 shares of common stock during the first quarter of 1997 for $14.9 million. A total of 1,239,733 shares have been acquired for $20.4 million, which includes purchases made in April 1997, since the repurchase program was authorized.

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Unaudited)
                              (Dollars in millions)

    The following discussion presents management's analysis of the results of operations for the first three months of 1997 compared to the first three months of 1996 and changes in financial condition from December 31, 1996 to March 31, 1997.

RESULTS OF OPERATIONS

    The Company provides Enterprise Integration software and service solutions that include network design, installation and maintenance; application re-hosting to client-server architectures; the integration of disparate electronic messaging systems; and corporate directory design and implementation. Its Technical Services offerings include hardware and software maintenance services; rapid technology deployment in distributed environments; complex circuit board repair; and customer service hotline support. The Company's Product Design software provides computer-aided design ("CAD") software and services, primarily to the discrete manufacturing industry.

    The Company has a number of suppliers and partners providing a range of hardware and software platforms, complementary products and services, and sales and marketing activities.

Revenues by Category

                                 Three Months Ended
                               March 31,      March 31,
                                 1997           1996       Change
Software and services.....     $ 35.8         $ 39.9       (10.3)%
Maintenance and repair....       12.3           14.9       (17.4)%
Hardware products.........       12.9           23.5       (45.1)%

  Total revenues..........     $ 61.0         $ 78.3       (22.1)%

Revenues by Geography

                                  Three Months Ended
                                March 31,      March 31,
                                  1997           1996       Change
Americas..................      $ 30.2         $ 36.3       (16.8)%
Europe....................        21.8           30.5       (28.5)%
Asia......................         9.0           11.5       (21.7)%

  Total revenues..........      $ 61.0         $ 78.3       (22.1)%

    As a result of the divested PDM business (see note 3 of the Notes to Consolidated Financial Statements), the Company expects total revenues to decline from 1996 to 1997 on an as reported basis. Revenues decreased in the first quarter of 1997 from the first quarter of 1996 in all revenue categories. The largest percentage decreases were in maintenance and repair and hardware products revenues. These decreases reflect the continuing erosion of the Company's installed base of proprietary hardware and software and the Company's continuing de-emphasis on low-margin hardware activity.

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                              (Dollars in millions)

    While software and services revenues decreased on an as reported basis in the first quarter of 1997, on a pro forma basis, total software and services revenues grew 13% as compared to the first quarter of 1996. The majority of this growth was in the Company's Enterprise Integration Services business segment which reported a 23% increase in software and services revenues on a pro forma basis.

    Software and services revenues were 59% of the Company's total revenues in the first quarter of 1997. This percentage has grown; software and services revenues were 51% and 46% of the Company's total revenues in the first quarter of 1996 on an as reported and pro forma basis, respectively.

    Revenues by geography, as a percentage of the Company's total revenues, have remained fairly consistent in the first quarter of 1997 compared to the first quarter of 1996. The Americas operations represented 49%, Europe operations represented 36%, and Asia operations represented 15% of the Company's total first quarter 1997 revenues. First quarter 1996 revenues, as a percentage of the Company's total revenues, on an as reported and pro forma basis were: Americas 46% and 44%, Europe 39% and 39%, and Asia 15% and 17%, respectively.

Cost of Revenues and Gross Profit

                                  Three Months Ended
                                March 31,      March 31,
                                  1997           1996       Change
Software and services.....      $ 22.4         $ 26.4       (15.2)%
Maintenance and repair....         8.0            9.2       (13.0)%
Hardware products.........         9.4           17.0       (44.7)%
  Total cost of revenues..      $ 39.8         $ 52.6       (24.3)%
  Percentage of revenues..        65.2%          67.2%

  Total gross profit......      $ 21.2         $ 25.7       (17.5)%
  Percentage of revenues..        34.8%          32.8%

    The primary factor contributing to cost of revenues and gross profit decreases in the first quarter of 1997 from 1996, was the decline in total revenues. Total maintenance and repair and hardware products gross profits decreased in the first quarter of 1997 versus both the as reported and the pro forma gross profits of the comparable period in 1996. There was little change in the software and services gross profits of $13.4 million from the as reported gross profits of the first quarter in 1996. However, software and services gross profits increased 27% from the pro forma first quarter 1996 gross profits of $10.6 million.

    While total gross profits decreased, the total gross margins increased in the first quarter of 1997 versus both the as reported and the pro forma margins of the comparable period in 1996. Margins decreased in maintenance and repair and hardware products, but increased in software and services with continued improvement in consulting margins. The majority of the gross margin improvement is within the Electronic Commerce business of the Company's Enterprise Integration Services business segment. Hardware products sales constitute low-margin activity, and as the Company continues to de-emphasize this business, total margins should increase. On a geography basis, the Europe operations had significant total gross margin improvement, while both the Americas and Asia operations had little change in the first quarter of 1997 from the first quarter of 1996.

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                              (Dollars in millions)

Operating Expenses

                                  Three Months Ended
                                March 31,      March 31,
                                  1997           1996      Change
Selling, general and
  administrative..........      $ 17.9         $ 21.4      (16.4)%
Percentage of revenues....        29.3%          27.3%

Technical.................       $ 3.7          $ 3.3       12.1 %
Percentage of revenues....         6.1%           4.2%

Selling, general and administrative (SG&A). SG&A expenses have decreased in the first quarter of 1997 versus both the as reported basis and the pro forma basis of the comparable period in 1996. SG&A on a pro forma basis was $18.2 million or 26.4% of revenues. This decrease is the result of downsizing actions taken by the Company and the divestiture of the PDM business. As a percentage of revenues, SG&A expenses increased in 1997 as a result of investments made in support of service provider partners.

Technical.   The increase in technical expense is the result  of  higher spending on digital commerce products and services.

Nonoperating Income (Expenses)

                                  Three Months Ended
                                March 31,      March 31,
                                  1997           1996      Change
Interest expense..........           -           (0.1)
Interest income...........         1.3            1.2
Other income..............        16.1            1.2
  Nonoperating income, net      $ 17.4          $ 2.3      656.5%
  Percentage of revenues..        28.5%           2.9%

Interest expense. Interest expense increased slightly due to higher average daily short-term borrowings.

Interest  income.   Interest income increased slightly  due  to  higher
average interest rate yields.

Other income. Included in the first quarter 1997 is the gain of $15.0 million from the sale of Metaphase and the PDM business (see note 3 of the Notes to Consolidated Financial Statements). This transaction was the primary factor for the increase from the first quarter of 1996. There was little difference between comparable quarters for other items, such as rental income and exchange gain/loss.

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                              (Dollars in millions)

Provision for Income Taxes

                                     Three Months Ended
                                   March 31,      March 31,
                                     1997           1996
Provision for Income Taxes..        $ 0.3          $ 0.4
Percentage of revenues......          0.5%           0.5%

     The gain from the Metaphase sale is sheltered by the Company's U.S. tax loss carryforwards and, therefore, the provision for income taxes in the first quarter of 1997 and the comparable period in 1996 relates primarily to foreign income taxes on the earnings of the Company's foreign subsidiaries and foreign withholding taxes on certain United States income.

Net Earnings and Earnings Per Share

                                       Three Months Ended
(Earnings per share in dollars)      March 31,      March 31,
                                       1997           1996
Net earnings................         $ 16.6          $  2.9
Percentage of revenues......           27.2%            3.7%
Earnings per share:
 Primary....................         $ 1.19          $ 0.20
 Fully diluted..............         $ 1.19          $ 0.20

      The net earnings increase is primarily attributable to higher nonoperating income, and, more specifically, the $15.0 million gain from the sale of Metaphase and the PDM business (see note 3 of the Notes to Consolidated Financial Statements). This transaction contributed $1.08 per share to the total first quarter 1997 earnings per share of $1.19. Lower operating expenses also contributed to higher earnings in the first quarter of 1997. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)

    The following tables represent first quarter results for 1997 and 1996 and pro forma results for 1996. The 1996 first quarter pro forma results are based on the exclusion of the Product Data Management business segment (see note 3 of the Notes to Consolidated Financial Statements).

1997/1996 Pro Forma Revenues and Gross Profits


(Dollars in thousands)         1997       Pro Forma             1996
                            1st Quarter   Percentage         1st Quarter
REVENUES                    As Reported     Change     As Reported   Pro Forma
Software and services.... $     35,810       13.1 % $      39,863 $    31,661
Maintenance and repair...       12,285      (17.4)%        14,864      14,864
Hardware products........       12,858      (43.0)%        23,527      22,573
    Total revenues....... $     60,953      (11.8)% $      78,254 $    69,098

Gross profit............. $     21,153       (5.4)% $      25,666 $    22,363

REVENUE DISTRIBUTION

Software and services....        58.8%                      50.9%       45.8%
Maintenance and repair...        20.1%                      19.0%       21.5%
Hardware products........        21.1%                      30.1%       32.7%
    Total revenues.......       100.0%                     100.0%      100.0%

Gross profit.............        34.7%                      32.8%       32.4%

1997 Revenues and Gross Profits by Business Type


(Dollars in thousands)      Enterprise
                            Integration     Product     Technical
REVENUES                     Services       Design      Services     Total
Software and services....   $  25,723   $    6,633   $    3,454   $  35,810
Maintenance and repair...           -            -       12,285      12,285
Hardware products........       9,439        2,337        1,082      12,858
    Total revenues.......   $  35,162   $    8,970   $   16,821   $  60,953

Gross profit.............       28.7%        62.6%        32.3%       34.7%

1996 Pro Forma Revenues and Gross Profits by Business Type


(Dollars in thousands)      Enterprise
                            Integration     Product     Technical
REVENUES                     Services       Design      Services     Total
Software and services....   $  20,988   $    6,788   $    3,885   $  31,661
Maintenance and repair...           -            -       14,864      14,864
Hardware products........      16,541        4,629        1,403      22,573
    Total revenues.......   $  37,529   $   11,417   $   20,152   $  69,098

Gross profit.............       23.6%        53.4%        36.8%       32.4%

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)

FINANCIAL CONDITION

    The Company's cash and short-term investments totaled $94.7 million at March 31, 1997 representing 43.7% of total assets. The Company has no long-term debt. Total cash and short-term investment balances increased by $10.0 million from the corresponding December 31, 1996 balances. The primary factors in the increase were positive cash flow of $21.1 million from the Metaphase and PDM sale, $3.6 million from notes receivable from Metaphase Technology, Inc., $1.3 million from working capital items, net earnings of $16.6 million, which includes a gain on the sale of Metaphase and PDM for $15.0 million, depreciation and amortization of $1.8 million and an increase in short term borrowings of $1.6 million partially offset by the purchase of treasury stock of $14.9 million, restructuring payments of $2.2 million, capital expenditures of $1.4 million, and noncurrent trade receivables of $0.9 million.

    Stockholders' equity increased by $1.7 million in the first three months of 1997. The increase was primarily due to net earnings of $16.6 million, offset in part by the purchase of treasury stock of $14.9 million.

    As of March 31, 1997, the Company had available up to $14.2 million in credit facilities, primarily short-term notes and overdraft facilities under bank lines of credit in certain international subsidiaries, as well as a domestic credit arrangement which provides up to $10.0 million in unsecured short-term credit.

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)

Outlook

     Except for the historical information contained within the Management's Discussion and Analysis of Financial Condition and Results of Operations, the accompanying consolidated financial statements, and the Notes to Consolidated Financial Statements, the matters discussed within this quarterly report regarding the outlook for Control Data are forward-looking statements based on current expectations that involve risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include, but are not limited to: business conditions and growth in the general economy and electronic messaging; volatility in gross margins as the Company's revenues and product mix change; additional restructuring actions or charges as the Company continues to evolve in its rapidly changing industry; competitive factors, such as alternative messaging and directory solutions, products and price pressures; availability of skilled personnel in various geographic areas; acceptance of the outsourcing of corporate messaging infrastructures; the success of the Company's business partners in sales and marketing activities; and other factors discussed herein.

    The following factors, among others, should be considered in evaluating the Company's outlook.

General. The Company participates in the global market for enterprise network communications and focuses its expertise in messaging and directory services on the emerging market for digital commerce. Specialized software vendors, large consulting firms, and systems integrators also compete in these market segments. There are many smaller firms also active in these market segments with no one firm having a dominant position.

Certain of the firms in these markets offer outsourcing and other types of long-term agreements with their customer base. The result of these activities is to develop a backlog of business that provides a more predictable future revenue base. Because the majority of the Company's core business activities will continue to be project-based, revenue predictability is difficult and quarterly volatility of earnings can be expected.

Revenues. The Company expects total revenues to decline in 1997 from 1996 due to the sale of the PDM business, the continuing erosion of the Company's installed base of proprietary hardware and software maintenance revenues, and continuing de-emphasis on hardware reselling. Software and services revenues are expected to grow in 1997 in the Company's Enterprise Integration Services business on a pro forma basis as compared to 1996.

Cost  of  revenues.  The Company's cost of revenues as a  percentage  of revenues is expected to decrease and gross margins as a percentage of revenues are expected to increase in 1997. Primary factors contributing to these changes include the de-emphasis of low margin hardware sales and expected cost improvements associated with software and services revenue. Due to varying gross profit margins of different types of product sales and varying gross profit margins of specific large projects quarter to quarter, total gross profit margins in 1997 could be volatile.

Selling, general and administrative expenses. SG&A expenses are expected to decrease in 1997 from 1996, primarily due to the divestiture of the PDM business. This decrease will be somewhat offset by increases in SG&A expenses associated with planned marketing activities and the support of service provider partners in the digital commerce market.

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)

Technical expenses. Technical spending is expected to increase slightly in 1997, as the Company continues its investment in digital commerce products.

Income tax rate. In total, the Company had $100.5 million of gross deferred tax assets at December 31, 1996, which can be used to offset taxes on future earnings. The Company maintains significant operations outside the United States. Some, but not all, of these operations have deferred tax assets as of December 31, 1996 resulting from lower than expected 1994 earnings, caused in part by the worldwide restructuring activity. In the long term this will significantly reduce the Company's tax expense. However, given the wide geographical dispersion of the Company's operations, the overall effective tax rate will be volatile.

Foreign exchange. A large percentage of the Company's business is transacted in currencies other than the U.S. dollar. As a result, the Company's financial results are subject to foreign exchange rate fluctuations.

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


                                   CONTROL DATA SYSTEMS, INC.
                                           Registrant

Date:  May 9, 1997                 /s/     J. F. KILLORAN
                                           J. F. Killoran
                             Vice President and Chief Financial Officer
                            (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBITS FILED AS ITEM 6 TO THE QUARTERLY REPORT OF CONTROL DATA
SYSTEMS, INC. ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997.

(11)  Computation of Earnings Per Common Share

(27)  Financial Data Schedule