Form 10-Q
period 1997-06-30
CONTROL DATA SYSTEMS INC
filed 1997-08-14
CIK 887309

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 12,646,521 shares of Common Stock, $0.01 par value per share, as of July 31, 1997.

                           CONTROL DATA SYSTEMS, INC.
                                    FORM 10-Q
                                  June 30, 1997

                                      INDEX
                                                                Page

Part I - Financial Information:

Consolidated Statements of Operations -
  Three and six months ended June 30, 1997 and
    June 30, 1996......................................            2

Consolidated Balance Sheets -
  June 30, 1997 and December 31, 1996..................            3

Consolidated Statements of Cash Flows -
  Six months ended June 30, 1997 and June 30, 1996.....            4

Notes to Consolidated Financial Statements.............            6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations..................           10

Part II - Other Information............................           18

Signature..............................................           19

Exhibit Index..........................................           20

                                     PART 1

                              FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           CONTROL DATA SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (Dollars in thousands, except per share data)

                                              Three Months Ended       Six Months Ended
                                             June 30,    June 30,    June 30,    June 30,
                                               1997        1996        1997        1996
REVENUES:
 Software and services..................   $ 35,172    $ 42,908    $ 70,982    $ 82,771
 Maintenance and repair.................     12,568      14,208      24,853      29,072
 Hardware product.......................     12,538      18,415      25,396      41,942
   Total revenues.......................     60,278      75,531     121,231     153,785
COST OF REVENUES:
 Software and services..................     21,610      27,379      43,992      53,729
 Maintenance and repair.................      7,457       7,955      15,424      17,150
 Hardware products......................      9,731      13,834      19,182      30,877
   Total cost of revenues...............     38,798      49,168      78,598     101,756
   Gross profit.........................     21,480      26,363      42,633      52,029
OPERATING EXPENSES:
 Selling, general and
  administrative........................     16,421      21,675      34,315      43,084
 Technical..............................      2,812       3,174       6,543       6,434
   Total operating expenses.............     19,233      24,849      40,858      49,518
   Earnings from operations.............      2,247       1,514       1,775       2,511
NONOPERATING INCOME (EXPENSES):
 Interest expense.......................        (48)        (40)        (75)       (152)
 Interest income........................      1,474       1,231       2,754       2,438
 Gain on sale of business...............          -           -      15,000           -
 Other income...........................      1,271       1,349       2,390       2,535
   Total nonoperating income, net.......      2,697       2,540      20,069       4,821
   Earnings before income taxes.........      4,944       4,054      21,844       7,332
PROVISION FOR INCOME TAXES..............      2,250         400       2,550         800
   Net earnings.........................   $  2,694    $  3,654    $ 19,294    $  6,532
Primary earnings per common share
   and common share equivalents.........   $   0.20    $   0.25    $   1.42    $   0.45

Fully diluted earnings per common
   share and common share equivalents...   $   0.20    $   0.25    $   1.42    $   0.45

Weighted average common shares
   outstanding (in thousands):
   Primary..............................     13,162      14,644      13,546      14,438
   Fully diluted........................     13,178      14,644      13,546      14,452

The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                     ASSETS
                                                      June 30,      December 31,
                                                        1997            1996
                                                   (Unaudited)
Current assets:
  Cash and short-term investments................  $ 101,134       $  84,610
  Trade and other receivables....................     63,694          84,198
  Inventories....................................     13,765          14,511
  Prepaid expenses and other current assets......      3,363           3,809
    Total current assets.........................    181,956         187,128
Investments and advances.........................        895             601
Property, plant and equipment, net...............     16,059          17,497
Noncurrent trade and other receivables...........      6,298           4,820
Other noncurrent assets..........................      3,594          10,251
    Total assets.................................  $ 208,802       $ 220,297

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable..................................  $   3,832       $     289
  Accounts payable...............................     11,702          15,773
  Customer advances and deferred income..........      4,612           6,649
  Accrued taxes..................................      6,989           6,610
  Accrued salaries and wages.....................     11,190          11,579
  Other accrued expenses.........................     31,459          35,437
    Total current liabilities....................     69,784          76,337
Deferred income taxes............................        439             469
Restructure reserves, less current portion.......          -           3,290
Pension liabilities..............................     26,164          28,582
Other noncurrent liabilities.....................      2,493           2,599
    Total liabilities............................     98,880         111,277

Stockholders' equity:
  Preferred stock, par value $.01 per share,
    authorized 5,000,000 shares; none issued
    and outstanding..............................          -               -
  Common stock, par value $.01 per share,
    authorized 50,000,000 shares; issued
    14,963,064 and 14,883,500 shares
    as of June 30, 1997 and December 31, 1996,
    respectively.................................        150             149
  Additional paid-in capital.....................    172,586         171,845
  Accumulated deficit............................    (27,101)        (46,395)
  Minimum pension liability adjustment...........     (6,631)         (6,631)
  Foreign currency translation adjustment........     (1,954)         (1,438)
  Unearned compensation - restricted stock.......        (53)           (106)
  Unrealized gains (losses) on investments.......        (61)             36
  Treasury stock, at cost (2,348,123 and
    1,203,390 shares as of June 30, 1997 and
    December 31, 1996, respectively).............    (27,014)         (8,440)
    Total stockholders' equity...................    109,922         109,020
    Total liabilities and stockholders' equity...  $ 208,802       $ 220,297

The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                           Six Months Ended
                                                         June 30,    June 30,
                                                           1997        1996
Cash Flows from Operating Activities:
  Net earnings ......................................  $ 19,294    $  6,532
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Gain on sale of business.......................   (15,000)          -
      Gain on pension settlement.....................    (3,914)          -
      Depreciation...................................     3,563       3,534
      Amortization...................................       143         184
      Foreign currency transaction gain..............    (1,426)     (1,181)
      Equity in losses of affiliates.................        46         251
      Restructure reserves utilized..................    (7,890)     (6,987)
      Loss on sale of marketable securities
        and other assets.............................        32         227
      Net change in working capital items............     6,099         148
      Net change in noncurrent trade receivables.....    (1,605)        299
      Net change in other noncurrent assets..........    (1,121)       (691)
      Other..........................................       795         329
       Net cash provided by (used in) operating
         activities..................................      (984)      2,645

Cash Flows from Investing Activities:
  Expended for property, plant and equipment.........    (3,055)     (4,540)
  Investment in affiliates...........................      (893)          -
  Proceeds from sales of property and equipment......       216          54
  Proceeds from divestitures of businesses, net of
    cash given.......................................    21,150           9
  Proceeds from pension settlement...................    11,074           -
  Proceeds from notes receivable.....................     3,600           -
  Change in short-term investments...................   (12,037)     (9,806)
       Net cash provided by (used in) investing
         activities..................................    20,055     (14,283)

Cash Flows from Financing Activities:
  Borrowings under short-term financing
    arrangements, net                                     3,702       1,643
  Proceeds from issuance of common stock, net of
    issuance costs...................................       741       5,987
  Purchase of treasury stock.........................   (18,573)          -
       Net cash provided by (used in) financing
         activities..................................   (14,130)      7,630

Effect of Exchange Rate Changes on Cash..............      (454)       (344)

     Net change in cash and cash equivalents.........     4,487      (4,352)

     Cash and cash equivalents, beginning of period..     7,649      15,188

     Cash and cash equivalents, end of period........    12,136      10,836
     Short-term investments..........................    88,998      78,652
Cash and short-term investments, end of period.......  $101,134    $ 89,488

                                   (Continued)

                           CONTROL DATA SYSTEMS, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
                             (Dollars in thousands)

                                                           Six Months Ended
                                                         June 30,    June 30,
                                                           1997        1996
Net Change in Working Capital Items:
  Trade and other receivables........................  $ 14,032    $  4,128
  Inventories........................................        76          17
  Prepaid expenses and other current assets..........      (317)      1,246
  Accounts payable...................................    (3,430)     (4,622)
  Customer advances and deferred income..............    (1,271)       (684)
  Accrued taxes......................................       842      (1,611)
  Accrued salaries and wages.........................       412        (300)
  Other accrued expenses.............................    (4,245)      1,974

   Net change in working capital items...............  $  6,099    $    148


Supplemental Disclosures of Cash Flow Information:
  Cash paid (received) during the period for:
    Interest paid....................................  $     75    $    153
    Income taxes paid................................       491       1,741
    Income taxes refunded............................      (288)       (883)

The accompanying notes are an integral part of these consolidated financial statements.

                           CONTROL DATA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  JUNE 30, 1997

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

2. STOCKHOLDERS' EQUITY


Common Stock, Additional Paid-In Capital, Retained Earnings, and Other

                                                                                            Retained
                                                   Shares                     Additional     Earnings
                                       Outstand-  Treasury          Common     Paid-In    (Accumulated
(Dollars and shares in thousands)         ing       Stock   Issued   Stock      Capital      Deficit)      Other*      Total
Balance at December 31, 1996.........   13,680      1,203   14,883   $ 149    $ 171,845     $ (46,395)  $ (16,579)  $ 109,020

 Issuance of common stock under the
  Employee Stock Purchase Plan.......        7          -        7       -          125             -           -         125
 Exercises of stock options..........       16          -       16       -          137             -           -         137
 Foreign currency translation
  adjustment.........................        -          -        -       -            -             -        (276)       (276)
 Restricted stock award..............        -          -        -       -            -             -          26          26
 Change in unrealized gains (losses)
   on investments....................        -          -        -       -            -             -          (5)         (5)
 Purchase of treasury stock..........     (904)       904        -       -            -             -     (14,862)    (14,862)
 Net earnings........................        -          -        -       -            -        16,600           -      16,600

Balance at March 31, 1997............   12,799      2,107   14,906     149      172,107       (29,795)    (31,696)    110,765

 Issuance of common stock under the
  Employee Stock Purchase Plan.......       11          -       11       -          137             -           -         137
 Exercises of stock options..........       46          -       46       1          342             -           -         343
 Foreign currency translation
  adjustment.........................        -          -        -       -            -             -        (240)       (240)
 Restricted stock award..............        -          -        -       -            -             -          27          27
 Change in unrealized gains (losses)
   on investments....................        -          -        -       -            -             -         (92)        (92)
 Purchase of treasury stock..........     (241)       241        -       -            -             -      (3,712)     (3,712)
 Net earnings........................        -          -        -       -            -         2,694           -       2,694

Balance at June 30, 1997.............   12,615      2,348   14,963   $ 150    $ 172,586     $ (27,101)  $ (35,713)  $ 109,922

                           CONTROL DATA SYSTEMS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
                                  JUNE 30, 1997


*Other Stockholders' Equity Items

                                          Minimum     Foreign        Unearned    Unrealized
                                          Pension    Currency     Compensation-     Gains
                                         Liability  Translation     Restricted   (Losses) on    Treasury
(Dollars in thousands)                  Adjustment  Adjustment        Stock      Investments      Stock     Total
Balance at December 31, 1996......... $    (6,631) $    (1,438)  $      (106)   $       36    $  (8,440) $ (16,579)

Foreign currency translation
  adjustment.........................           -         (276)            -             -            -       (276)
Restricted stock award...............           -            -            26             -            -         26
Change in unrealized gains (losses)
  on investments.....................           -            -             -            (5)           -         (5)
Purchase of treasury stock...........           -            -             -             -      (14,862)   (14,862)

Balance at March 31, 1997............      (6,631)      (1,714)          (80)           31      (23,302)   (31,696)

Foreign currency translation
  adjustment.........................           -         (240)            -             -            -       (240)
Restricted stock award...............           -            -            27             -            -         27
Change in unrealized gains (losses)
  on investments.....................           -            -             -           (92)           -        (92)
Purchase of treasury stock...........           -            -             -             -       (3,712)    (3,712)

Balance at June 30, 1997............. $    (6,631) $    (1,954)  $       (53)   $      (61)   $ (27,014) $ (35,713)

                           CONTROL DATA SYSTEMS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
                                  JUNE 30, 1997

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

                             Enterprise
                            Integration    Technical     Product
(Dollars in thousands)       Services       Services     Design       Total
1st Quarter:

Software and Services       $ 20,988       $  3,885    $  6,788     $ 31,661
Maintenance and Repair             -         14,864           -       14,864
Hardware Products             16,541          1,403       4,629       22,573
     Total Revenues         $ 37,529       $ 20,152    $ 11,417     $ 69,098

Gross Profit %                 23.6%          36.8%       53.4%        32.4%

2nd Quarter:

Software and Services       $ 28,742       $  3,705    $  6,544     $ 38,991
Maintenance and Repair             -         14,208           -       14,208
Hardware Products             12,325            260       3,336       15,921
     Total Revenues         $ 41,067       $ 18,173    $  9,880     $ 69,120

Gross Profit %                 29.3%          39.3%       58.3%        36.0%

3rd Quarter:

Software and Services       $ 22,114       $  5,250    $  7,229     $ 34,593
Maintenance and Repair             -         13,615           -       13,615
Hardware Products             12,558            483       2,814       15,855
     Total Revenues         $ 34,672       $ 19,348    $ 10,043     $ 64,063

Gross Profit %                 27.0%          36.3%       56.8%        34.5%

4th Quarter:

Software and Services       $ 24,944       $  6,734    $  9,023     $ 40,701
Maintenance and Repair             -         13,359           -       13,359
Hardware Products             16,144            363       3,802       20,309
     Total Revenues         $ 41,088       $ 20,456    $ 12,825     $ 74,369

Gross Profit %                 26.5%          30.5%       53.2%        32.6%

Total Year:

Software and Services       $ 96,788       $ 19,574    $ 29,584     $145,946
Maintenance and Repair             -         56,046           -       56,046
Hardware Products             57,568          2,509      14,581       74,658
     Total Revenues         $154,356       $ 78,129    $ 44,165     $276,650

Gross Profit %                 26.8%          35.6%       55.2%        33.8%

                           CONTROL DATA SYSTEMS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
                                  JUNE 30, 1997

4. RESTRUCTURING RESERVES, CURRENT AND NONCURRENT

    During the fourth quarter of 1994, the Company adopted a formal restructuring plan resulting in a pre-tax restructuring charge of $70.1 million. At the end of fiscal year 1996, the remaining restructure reserve associated with this plan totaled $12.2 million. During the first quarter of 1997, uses totaling $2.4 million reduced this balance to $9.8 million. First quarter 1997 uses were mainly attributable to severance of 28 employees, in addition to continuing lease and facility obligations. During the second quarter, uses totaled $5.8 million and consisted of $4.5 million for the settlement of age discrimination actions and $1.3 million related to severance of 36 employees, in addition to continuing lease and facility obligations. The remaining reserve balance of $4.0 million is included in other accruals at June 30, 1997 and primarily represents severance and facility and lease obligations expected to be satisfied within the next year.

5. REPURCHASE OF STOCK

    Under a program approved by the Board of Directors and announced in July 1996, the Company repurchased 903,733 shares of common stock during the first quarter of 1997 and 241,000 shares of common stock during the second quarter of 1997 for $14.9 million and $3.7 million, respectively. A total of 1,239,733 shares have been acquired for $20.4 million since the repurchase program was authorized.

6. SUBSEQUENT EVENTS

   In July 1997, the Company announced the signing of a merger agreement with CDSI Holding Corporation, a company formed at the direction of Welsh, Carson, Anderson & Stowe, for CDSI Holding Corporation to acquire all of the outstanding common shares of the Company at a price of $20.25 per share. CDSI Holding Corporation announced the commencement of its cash tender offer for the outstanding shares of the Company on July 15, 1997. Approximately 89% of the presently outstanding common stock had been tendered pursuant to the offer, which expired on August 11, 1997.

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Unaudited)
                              (Dollars in millions)

    The following discussion presents management's analysis of the results of operations for the first three and six months of 1997 compared to the first three and six months of 1996 and changes in financial condition from December 31, 1996 to June 30, 1997.

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

Revenues by Category

                               Three Months Ended                   Six Months Ended
                              June 30,    June 30,                June 30,    June 30,
                                1997        1996      Change        1997        1996      Change
Software and services....     $ 35.2      $ 42.9     (17.9)%      $ 71.0      $ 82.8     (14.3)%
Maintenance and repair...       12.6        14.2     (11.3)%        24.8        29.1     (14.8)%
Hardware products........       12.5        18.4     (32.1)%        25.4        41.9     (39.4)%

   Total revenues........     $ 60.3      $ 75.5     (20.1)%      $121.2      $153.8     (21.2)%

Revenues by Geography

                               Three Months Ended                   Six Months Ended
                              June 30,    June 30,                June 30,    June 30,
                                1997        1996      Change        1997        1996      Change
Americas.................     $ 30.2      $ 33.3      (9.3)%      $ 60.3      $ 69.6     (13.4)%
Europe...................       23.9        26.3      (9.1)%        45.7        56.8     (19.5)%
Asia.....................        6.2        15.9     (61.0)%        15.2        27.4     (44.5)%

   Total revenues........     $ 60.3      $ 75.5     (20.1)%      $121.2      $153.8     (21.2)%

    As a result of the divested PDM business (see note 3 of the Notes to Consolidated Financial Statements), the Company expects total revenues to decline from 1996 to 1997 on an as reported basis. Revenues decreased in the second quarter and the first six months of 1997 from the comparable periods of 1996 in all revenue categories. The largest percentage decrease was in hardware products revenues. This decrease reflects the continuing erosion of the Company's installed base of proprietary hardware and the Company's continuing de-emphasis on low-margin hardware activity.

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                              (Dollars in millions)

    Software and services revenues decreased on an as reported basis and on a pro forma basis in the second quarter of 1997 compared to the second quarter of 1996. In the six months ended June 30, 1997, software and services revenues decreased on an as reported basis, but increased slightly on a pro forma basis compared to the first six months of 1996. Software and services revenues were affected in the second quarter of 1997 by project slippage into future quarters.

    Software and services revenues were 58.3% of the Company's total revenues in the second quarter of 1997, which is an increase from the 1996 as reported and pro forma percentages of total revenues of 56.8% and 56.4%, respectively. In addition, software and services revenues for the first six months of 1997 were 58.6% of the Company's total revenues, an increase from the as reported and pro forma percentages of 53.8% and 51.1%, respectively.

     The Americas operations represented 50%, Europe operations represented 40%, and Asia operations represented 10% of the Company's total second quarter 1997 revenues. Percentages by geography, as a percentage of the Company's total revenues, for the first six months of 1997 were similar to the second quarter results. Comparing to the same periods in 1996, the Americas share of total Company revenues has increased, the Asia share of the total has decreased and Europe remains fairly consistent.

Cost of Revenues and Gross Profit

                               Three Months Ended                  Six Months Ended
                              June 30,    June 30,               June 30,    June 30,
                                1997        1996     Change        1997        1996     Change

  Software and services...    $ 21.6      $ 27.4     (21.2)%     $ 44.0      $ 53.7     (18.1)%
  Maintenance and repair..       7.5         8.0      (6.3)%       15.4        17.2     (10.5)%
  Hardware products.......       9.7        13.8     (29.7)%       19.2        30.9     (37.9)%
Cost of revenues..........    $ 38.8      $ 49.2     (21.1)%     $ 78.6      $101.8     (22.8)%
Percentage of revenues....      64.4%       65.1%                  64.8%       66.2%
Gross profit..............    $ 21.5      $ 26.3     (18.3)%     $ 42.6      $ 52.0     (18.1)%
Percentage of revenues....      35.6%       34.9%                  35.2%       33.8%

    The primary factor contributing to cost of revenues and gross profit decreases in the second quarter and first six months of 1997 from 1996, was the decline in total revenues. Gross profits decreased in all categories in the second quarter of 1997 versus both the as reported and the pro forma gross profits of the comparable period in 1996. While all categories decreased for the first six months of 1997 versus the same period in 1996 on an as reported basis, software and services gross profits increased 8% from the pro forma year-to-date gross profits of $25.0 million.

    While total gross profits decreased, total gross margin percentages increased in the second quarter and first six months of 1997 on an as reported basis. On a pro forma basis, total margin percentages increased for the first six month of 1997, however, decreased slightly in the second quarter compared to the same period in 1996. Despite the slight decrease in total gross margin percentages in the second quarter of 1997, software and services margin did increase in the second quarter versus both the as reported and pro forma basis. Margins continue to decrease in maintenance and repair and hardware products. On a year-to-date basis, the majority of the gross margin improvement is within the Electronic Commerce business of the Company's Enterprise Integration Services business segment and in the Product Design business segment.

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                              (Dollars in millions)

    On a geography basis, the Americas operations had gross margin percentage improvement, while both the Europe and Asia operations had little change in the second quarter of 1997 from the second quarter of 1996. On a year-to-date basis, Europe has gross margin percentage improvement in 1997 versus the comparable period in 1996, while the Americas and Asia are relatively unchanged.

Operating Expenses

                              Three Months Ended                 Six Months Ended
                             June 30,    June 30,              June 30,    June 30,
                               1997        1996     Change       1997        1996     Change

Selling, general and
  administrative........    $ 16.4      $ 21.7     (24.4)%    $ 34.3      $ 43.1     (20.4)%
Percentage of revenues..      27.2%       28.7%                 28.3%       28.0%
Technical...............    $  2.8      $  3.1      (9.7)%    $  6.5      $  6.4       1.6 %
Percentage of revenues..       4.6%        4.2 %                 5.4%        4.2%

Selling, general and administrative (SG&A). SG&A expenses have decreased in the second quarter and the first six months of 1997 versus both the as reported basis and the pro forma basis of the comparable periods in 1996 and included a $3.9 million gain for a pension settlement, a $1.1 million charge for bad debt associated with an Asia contract, and a $1.3 million charge for write off of a prepaid software license. The second quarter 1996 pro forma SG&A was $18.7 million or 27.1% of revenues. The first half 1996 pro forma SG&A was $36.9 million or 26.7% of revenues. This expense decrease in 1997 is the result of downsizing actions taken by the Company and the divestiture of the PDM business. As a percentage of revenues, SG&A expenses increased in 1997 as a result of investments made in support of service provider partners.

Technical. The second quarter 1997 technical expense has decreased from the comparable period in 1996 on an as reported basis, however, is unchanged on a pro forma basis. Technical expense for the first six months of 1997 increased versus both the as reported and the pro forma basis of the comparable periods in 1996. As a percentage of revenues, technical expense has increased in 1997 due to higher spending on digital commerce products and services.

Nonoperating Income (Expenses)

                              Three Months Ended                 Six Months Ended
                             June 30,    June 30,              June 30,    June 30,
                               1997        1996     Change       1997        1996     Change

  Interest expense......      (0.1)          -                  (0.1)       (0.1)
  Interest income.......       1.5         1.2                   2.8         2.4
  Other income..........       1.3         1.3                  17.4         2.5
Nonoperating income.....     $ 2.7       $ 2.5        8.0%    $ 20.1       $ 4.8      318.8%
Percentage of revenues..       4.5%        3.3%                 16.6%        3.1%

Interest expense. Interest expense for the second quarter and the first six months of 1997 was comparable to the same periods in 1996.

Interest income. Interest income increased in the second quarter and the first six months of 1997 versus the comparable periods in 1996 due to higher average interest rate yields.

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)
                              (Dollars in millions)

Other income. Other income, which includes such items as rental income and exchange gain/loss, was comparable in the second quarter of 1997 to the same period of 1996. Other income increased in the first six months of 1997 compared to the first six months of 1996 due to the gain of $15.0 million from the sale of Metaphase and the PDM business in the first quarter of 1997 (see note 3 of the Notes to Consolidated Financial Statements).

Provision for Income Taxes

                                 Three Months Ended          Six Months Ended
                                June 30,    June 30,        June 30,   June 30,
                                  1997        1996            1997       1996
Provision for Income Taxes..     $ 2.3       $ 0.4           $ 2.6      $ 0.8
Percentage of revenues......       3.7%        0.5%            2.1%       0.5%

   A tax provision of $1.5 million was recorded in the second quarter of 1997 in association with the pension gain from the termination of a non-U.S. pension plan. The gain from the Metaphase sale, recorded in the first quarter of 1997, is sheltered by the Company's U.S. tax loss carryforwards and, therefore, the remainder of the provision for income taxes relates primarily to foreign income taxes on the earnings of the Company's foreign subsidiaries and foreign withholding taxes on certain United States income.

Net Earnings and Earnings Per Share

                                  Three Months Ended          Six Months Ended
(Earnings per share in dollars)  June 30,    June 30,       June 30,    June 30,
                                   1997        1996           1997        1996
Net earnings................      $ 2.7       $ 3.7          $19.3       $ 6.5
Percentage of revenues......        4.5%        4.8%          15.9%        4.3%
Earnings per share:
 Primary....................      $ 0.20      $ 0.25         $ 1.42      $ 0.45
 Fully diluted..............      $ 0.20      $ 0.25         $ 1.42      $ 0.45

    Excluding the $15.0 million gain from the sale of Metaphase and the PDM business in the first quarter of 1997 (see note 3 of the Notes to Consolidated Financial Statements), net earnings have decreased in the second quarter and first six months of 1997 versus the comparable periods of 1996. The decrease is primarily attributable to the increase in provision for income taxes partially offset by higher nonoperating income, specifically interest income. The Metaphase transaction contributed $1.08 per share to the first half 1997 earnings per share of $1.42. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)

    The following tables represent second quarter results for 1997 and 1996 and pro forma results for 1996. The 1996 second quarter pro forma results are based on the exclusion of the Product Data Management business segment (see note 3 of the Notes to Consolidated Financial Statements).

1997/1996 Pro Forma Revenues and Gross Profits


(Dollars in thousands)         1997       Pro Forma             1996
                            2nd Quarter   Percentage         2nd Quarter
REVENUES                    As Reported     Change     As Reported   Pro Forma
Software and services.... $      35,172       (9.8)% $      42,908 $    38,991
Maintenance and repair...        12,568      (11.5)%        14,208      14,208
Hardware products........        12,538      (21.2)%        18,415      15,921
    Total revenues....... $      60,278      (12.8)% $      75,531 $    69,120

Gross profit............. $      21,480      (13.8)% $      26,363 $    24,906

REVENUE DISTRIBUTION

Software and services....         58.3%                      56.8%       56.4%
Maintenance and repair...         20.9%                      18.8%       20.6%
Hardware products........         20.8%                      24.4%       23.0%
    Total revenues.......        100.0%                     100.0%      100.0%

Gross profit.............         35.6%                      34.9%       36.0%

1997 2nd Quarter Revenues and Gross Profits by Business Type


(Dollars in thousands)
                            Enterprise
                            Integration     Product     Technical
REVENUES                     Services       Design      Services     Total
Software and services.... $     25,190  $     5,887   $    4,095  $  35,172
Maintenance and repair...            -            -       12,568     12,568
Hardware products........        9,751        2,353          434     12,538
    Total revenues....... $     34,941  $     8,240   $   17,097  $  60,278

Gross profit.............        27.8%        59.2%        40.2%      35.6%

1996 2nd Quarter Pro Forma Revenues and Gross Profits by Business Type


(Dollars in thousands)
                            Enterprise
                            Integration     Product     Technical
REVENUES                     Services       Design      Services     Total
Software and services.... $     28,742  $     6,544   $    3,705  $  38,991
Maintenance and repair...            -            -       14,208     14,208
Hardware products........       12,325        3,336          260     15,921
    Total revenues....... $     41,067  $     9,880   $   18,173  $  69,120

Gross profit.............        29.3%        58.3%        39.3%      36.0%

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)

   The following tables represent year-to-date results for 1997 and 1996 and pro forma results for 1996. The 1996 year-to-date pro forma results are based on the exclusion of the Product Data Management business segment (see note 3 of the Notes to Consolidated Financial Statements).

1997/1996 Pro Forma Revenues and Gross Profits


(Dollars in thousands)          1997       Pro Forma             1996
                            Year-to-Date   Percentage        Year-to-Date
REVENUES                    As Reported      Change     As Reported   Pro Forma
Software and services.... $       70,982        0.5 % $      82,771 $    70,652
Maintenance and repair...         24,853      (14.5)%        29,072      29,072
Hardware products........         25,396      (34.0)%        41,942      38,494
    Total revenues....... $      121,231      (12.3)% $     153,785 $   138,218

Gross profit............. $       42,633       (9.8)% $      52,029 $    47,269

REVENUE DISTRIBUTION

Software and services....          58.6%                      53.8%       51.1%
Maintenance and repair...          20.5%                      18.9%       21.0%
Hardware products........          20.9%                      27.3%       27.9%
    Total revenues.......         100.0%                     100.0%      100.0%

Gross profit.............          35.2%                      33.8%       34.2%

1997 Year-to-Date Revenues and Gross Profits by Business Type


(Dollars in thousands)
                            Enterprise
                            Integration     Product     Technical
REVENUES                     Services       Design      Services     Total
Software and services.... $     50,914  $    12,520   $    7,548  $  70,982
Maintenance and repair...            -            -       24,853     24,853
Hardware products........       19,190        4,690        1,516     25,396
    Total revenues....... $     70,104  $    17,210   $   33,917  $ 121,231

Gross profit.............        28.4%        61.0%        36.1%      35.2%

1996 Year-to-Date Pro Forma Revenues and Gross Profits by Business Type


(Dollars in thousands)
                            Enterprise
                            Integration     Product     Technical
REVENUES                     Services       Design      Services     Total
Software and services.... $     49,730  $    13,332   $    7,590  $  70,652
Maintenance and repair...            -            -       29,072     29,072
Hardware products........       28,866        7,965        1,663     38,494
    Total revenues....... $     78,596  $    21,297   $   38,325  $ 138,218

Gross profit.............        26.6%        55.7%        37.9%      34.2%

                           CONTROL DATA SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Unaudited) (Continued)

FINANCIAL CONDITION

    The Company's cash and short-term investments totaled $101.1 million at June 30, 1997 representing 48.4% of total assets. The Company has no long-term debt. Total cash and short-term investment balances increased by $16.5 million from the corresponding December 31, 1996 balances. The primary factors in the increase were positive cash flow of $21.1 million from the Metaphase and PDM sale and $11.1 million from the termination of a non-U.S. pension plan, $3.6 million from notes receivable from Metaphase Technology, Inc., $6.1 million from working capital items, net earnings of $19.3 million, which includes a gain on the sale of
Metaphase and PDM for $15.0 million and a gain on the pension plan settlement for $3.9 million, depreciation and amortization of $3.7 million and an increase in short term borrowings of $3.7 million partially offset by the purchase of treasury stock of $18.6 million, restructuring payments of $7.9 million, capital expenditures of $3.1 million, noncurrent assets of $2.7 million, and a foreign currency transaction gain of $1.4 million.

    Stockholders' equity increased by $0.9 million in the first six months of 1997. The increase was primarily due to net earnings of $19.3 million and the issuance of Common Stock of $0.7 million, offset in part by the purchase of treasury stock of $18.6 million and a foreign currency translation adjustment of $0.5 million.

   As of June 30, 1997, the Company had available up to $13.9 million in credit facilities, primarily short-term notes and overdraft facilities under bank lines of credit in certain international subsidiaries, as well as a domestic credit arrangement which provides up to $10.0 million in unsecured short-term credit.

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

        (a) The Annual Meeting of the Registrant's stockholders was held on May 14, 1997.

        (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Registrant to serve until the next annual meeting of stockholders and until their successors shall have been duly elected and qualified:


         Nominee           Number of Votes For  Number of Votes Withheld
        W. Donald Bell         11,305,862               105,932
        Grant A. Dove          11,303,327               108,467
        Marcelo A. Gumucio     11,305,939               105,855
        W. Douglas Hajjar      11,307,209               104,585
        Keith A. Libbey        11,175,512               236,282
        James E. Ousley        11,302,660               109,134

        (c) At the Annual Meeting, the stockholders approved the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the current fiscal year by a vote of 11,290,874 For, 16,423 Against, 104,497 Abstentions and no broker nonvotes.

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


                                   CONTROL DATA SYSTEMS, INC.
                                           Registrant

Date:  August 11, 1997         /s/ J. F. KILLORAN
                                   J. F. Killoran
                          Vice President and Chief Financial Officer
                         (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBITS FILED AS ITEM 6 TO THE QUARTERLY REPORT OF CONTROL DATA SYSTEMS, INC. ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997.

 (11)  Computation of Earnings Per Common Share

 (27)  Financial Data Schedule